Form 10-Q
period 1996-06-30
THRUSTMASTER INC
filed 1996-08-13
CIK 932290

	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		    WASHINGTON, D.C. 20549
			---------------
			   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

Commission File Number   0-25520
			 -------
THRUSTMASTER, INC.
(Exact name of registrant as specified in its charter)

	OREGON				   93-1040330
- - -----------------------		---------------------------------
(State or jurisdiction)		(IRS Employer Identification No.)





10150 S.W. Nimbus Avenue, Portland, Oregon	97223-4337
- - ------------------------------------------	----------
(Address of principal executive offices)	(Zip Code)

	(503) 639-3200
- - -------------------------------
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

				 Yes  	[x]  	No 	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, no par value  -  4,070,196 shares as of July 31, 1996.

THRUSTMASTER, INC.

Index to Form 10-Q

PART I  FINANCIAL INFORMATION		      			Page No.

Item 1. Financial Statements

	Consolidated Balance Sheets		 		    3

	Consolidated Statements of Income 	 		    4

	Consolidated Statements of Cash Flow	 		    5

	Consolidated Statements of Changes in Shareholders' Equity  6

	Notes to Consolidated Financial Statements 		    7

Item 2. Management's Discussion and Analysis of
	 Financial Condition and Results of Operation		    8


PART II  OTHER INFORMATION 					   12


SIGNATURES 							   12


			THRUSTMASTER, INC.
		   CONSOLIDATED BALANCE SHEETS
			  (In thousands)


					June 30, 	December 31
					1996		1995
					--------	--------
					(unauditied)

		ASSETS
	Current assets:
	  Cash and cash equivalents	$  7,928	$  8,090
	  Accounts receivable, net	   3,050	   2,897
	  Inventories			   1,977	   2,526
	  Prepaid expenses and other	     336	     402
	  Deferrred income taxes	     105	     104
					--------	--------
	    Total current assets	  13,396	  14,019
	Plant and equipment, net	   1,119	   1,058
	Other				      53	      25
					--------	--------
            Total assets		$ 14,568	$ 15,102
					========	========

		LIABILITIES AND SHAREHOLDERS EQUITY

	Current liabilities:
	  Accounts payable		$    460	$  1,203
	  Accrued liabilites		     303	     529
	  Current portion -
	      long-term debt		      12	      11
					--------	--------
	    Total current liabilites	     775	   1,743
	Long-term debt			       4	      10
	Deferred income taxes		      39	      38
					--------	--------
	    Total liabilites		     818	   1,791
					--------	--------
	Shareholders' equity:
	  Preferred stock		       -               -
  	  Common stock			  12,104	  11,877
	  Retained earnings		   1,646	   1,434
					--------	--------
	    Total shareholders' equity	  13,750	  13,311
					--------	--------
      	    Total liabilities and
		shareholders' equity	$ 14,568	$ 15,102
					========	========

The accompanying notes are an integral part of these consolidated fiancial statements.



			THRUSTMASTER, INC.
		  CONSOLIDATED STATEMENTS OF INCOME
		(In thousands, except pershare data)
			   (Unaudited)


				Three Months ended	Six Months Ended
				June 30, 		June 30,
				--------------		--------------
				1996	1995		1996	1995
				------	------		------	------
Revenues			$4,250	$4,277		$8,814	$7,978
Cost of goods sold		 2,615	 2,499		 5,585	 4,721
				------	------		------	------
Gross Profit			 1,635   1,778		 3,229	 3,257

Operating expenses:
   Research and engineering	   408     471		   883     850
   Sales and marketing	   	   609	   469		 1,157	   929
   Customer service		    69	    72		   138	   146
   General and administrative      478	   406	     	   924	   747
				------	------		------	------
Total operating income		 1,564	 1,418	  	 3,102	 2,672
				------	------		------	------
Income from operations	    	    71	   360	           127	   585
Interest income		 	   107	   120		   213	   165
				------	------		------	------
Income before taxes		   178	   480		   340	   750
Provision for income taxes	    67	   173		   128	   197
				------	------		------	------
Net income			$  111	$  307		$  212	$  553
				======	======		======	======

Pro forma information:
  Income before income taxes	$  178	$  480		$  340	$  750
  Provision for income taxes	    67	   173		   128	   270
				------	------		------	------
  Net income			$  111	$  307		$  212	$  480
				======	======		======	======

  Net income per share		$ 0.03	$ 0.07		$ 0.05	$ 0.12
				======	======		======	======

Weighted average shares
	outstanding    		 4,422	 4,462	  	 4,421	 3,926
				======	======		======	======


The accompanying notes are an integral part of these consolidated financial statements.



			THRUSTMASTER, INC.
		CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (In thousands)
			   (Unaudited)


					   Six Months Ended
					       June 30,
					------------------------
					  1996		  1995
					-------		--------

Cash flows from operating activities:
  Net income				$  212		$   553
  Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
    Depreciation 			   271		    155
    Deferred income taxes		    --		    (87)
    Changes in assets and liabilities:
     Accounts receivable		  (153)		   (189)
     Inventories			   549		   (701)
     Prepaid expences and
          other assets			    38		    108
     Payables and accrued liabilities	  (969)		    (31)
					------		-------
      Net cash used in operating
      activities		    	   (52)  	   (192)

Cash flows from investing activities:
  Purchase of plant and equipment	  (332)		   (366)
					------		-------
Cash flows from financing activities:
  Payment on long-term debt		    (5)		    (50)
  Proceeds from issuance of common stock   227		  8,759
  Dividends		  	 	    --		   (556)
					------		-------
      Net cash provided by financing
      activities			   222		  8,153

      Net increase (decrease) in cash	  (162)	 	  7,595
Cash, beginning of period	    	 8,090		    545
					------		-------
Cash, end of period			$7,928		 $8,140
					======		=======


The accompanying notes are an integral part of these consolidated financial statements.



			THRUSTMASTER, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
			  (In thousands)
			   (Unaudited)


					Common Stock	Retained
					--------------	--------
					Shares	Amount	Earnings
					------	------	--------

Balance, December 31, 1995		3,953	$11,877	$1,434
Stock options exercised			  117	     43	    --
Tax benefits from stock options
  exercised				   --	    184	    --
Net income				   --	     --	   212
					-----	-------	------
Balance, June 30, 1996			4,070	$12,104	$1,646
					=====	=======	======
<F/N>

The accompanying notes are an integral part of these consolidated financial statements.


			THRUSTMASTER, INC.
	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	     (In thousands, except per share data)

[CAPTION]

NOTE 1	Basis of Presentation

The accompanying consolidated financial statements include the statements of ThrustMaster, Inc., and its wholly-owned subsidiary, ThrustMaster Foreign Sales Corporation, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information, and include the financial condition and results of operations of ThrustMaster, Inc. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995.
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):


					June 30,	December 31,
					1996		1995
					-------		-------
		Raw materials		$   876		$ 1,493
		Work in progress 	     26		    244
		Finished goods		  1,075		    789
					-------		-------
 					$ 1,977		$ 2,526
					=======		=======

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Income:


				Three Months Ended	Six Months Ended
				June 30,		June 30,
				--------------		--------------
				1996	1995		1996	1995
				------	------		------	------
Revenues			100.0%	100.0%		100.0%	100.0%
Cost of goods sold		 61.5	 58.4		 63.4	 59.2
				------	------		------	------
Gross profit			 38.5	 41.6		 36.6	 40.8

Operating expenses:
  Research and engineering	  9.6	 11.0		 10.0  	 10.7
  Sales and marketing		 14.3	 11.0		 13.1	 11.6
  Customer service		  1.6	  1.7		  1.6	  1.8
  General and administrative	 11.3	  9.5		 10.5     9.4
				-----	-----		-----	-----
Total operating expenses	 36.8	 33.2		 35.2	 33.5
				-----	-----		-----	-----
Income from operations		  1.7	  8.4		  1.4	  7.3
Other income			  2.5	  2.8		  2.5	  2.1
				-----	-----		-----	-----
Income before income taxes	  4.2	 11.2		  3.9  	  9.4
Pro forma provision for
  income taxes			  1.6	  4.0		  1.5	  3.4
				-----	-----		-----	-----
Pro forma net income		  2.6%	  7.2%		  2.4%	  6.0%
				=====	=====		=====	=====


Comparison of Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995


Revenues for the three months ended June 30, 1996 were $4,250,000, a decrease of $27,000 or 0.6% compared to $4,277,000 for the three months ended June 30, 1995.

Sales of driving and other non-flight simulation products during the three months ended June 30, 1996, totaled $2,654,000, or 62.4% of total revenues, an increase of $1,867,000, or 237.2%, over non-flight simulation product sales in the comparable period of the prior year. The increase was due primarily to additional revenues generated by the Company's Formula T2 driving controls. Revenues for flight simulation products were $1,596,000 during the three months ended June 30, 1996, or 37.6% of total revenues, a decrease of $1,895,000 or 54.3%, over the three months ended June 30, 1995. The decrease in flight simulation products resulted primarily from additional competition and slower growth in the demand for such products.

Gross profit for the three months ended June 30, 1996 was $1,635,000 a decrease of $143,000 or 8.0%, compared to $1,778,000 for the three months ended June 30, 1995. As a percentage of revenues, gross profit was 38.5% for the three months ended June 30, 1996 and 41.6% for the three months ended June 30, 1995. The gross profit margin percentage declined primarily because the Company's more recent product offerings, which comprise an increasing percentage of total revenues, have a lower gross margin percentage than certain of the Company's other products.

Research and engineering expenses for the three months ended June 30, 1996 were $408,000, a decrease of $63,000 or 13.4%, compared to $471,000 for the three months ended June 30, 1995. The decrease resulted primarily from a reduction in the amount of outside engineering services and lower expenses associated with patents.

Sales and marketing expenses for the three months ended June 30, 1996 were $609,000, an increase of $140,000 or 29.9%, compared to $469,000 for the period ended June 30, 1995. As a percentage of revenues, sales and marketing expenses were 14.3% for the three-month period ended
June 30, 1996 compared to 11.0% in the same period in the prior year.
The increase resulted primarily from additional marketing personnel and related expenses, and increased merchandising programs with certain major retail customers.

Customer service expenses for the three-month period ended June 30, 1996 were $69,000, a decrease of $3,000 or 4.2% compared to $72,000 for the three months ended June 30, 1995.

General and administrative expenses for the three-month period ended
June 30, 1996 were $478,000, an increase of $72,000 or 17.7%, compared to $406,000 for the three months ended June 30, 1995. This increase was a result of higher personnel costs, additional costs associated with being a public company, and increased facility and other expenses.

Interest income for the three-month periods ended June 30, 1996 and 1995 was derived from the investment of the remaining proceeds of the public offering which closed March 3, 1995.

The provision for income taxes for the three month period ended
June 30, 1996 reflects an effective tax rate of 37.6%. This compares to a tax rate of 36.0% for the three month period ended June 30, 1995.

Comparison of Six Months Ended June 30, 1996 to the Six Months Ended
June 30, 1995

Revenues for the six months ended June 30, 1996 were $8,814,000, an increase of $836,000 or 10.5%, compared to $7,978,000 for the six months ended June 30, 1995.

Sales of driving and other non-flight simulation products during the six months ended June 30, 1996, totaled $5,331,000, or 60.5% of total revenues, an increase of $3,820,000, or 252.9%, over non-flight simulation product sales in the comparable period of the prior year. The increase was due primarily to additional revenues generated by the Company's Formula T2 driving controls. Revenues for flight simulation products were $3,483,000 during the six months ended June 30, 1996, or 39.5% of total revenues, a decrease of $2,984,000 or 46.1%, over the six months ended
June 30, 1995. The decrease in flight simulation products resulted primarily from additional competition and slower growth in the demand for such products.

Gross profit for the six months ended June 30, 1996 was $3,229,000, a decrease of $28,000 or 0.9%, compared to $3,257,000 for the six months ended June 30, 1995. As a percentage of revenues, the gross profit margin percentage was 36.6% for the six months ended June 30, 1996 and 40.8% for the six months ended June 30, 1995. The gross profit margin percentage declined primarily because the Company's more recent product offerings, which comprise an increasing percentage of total revenues, have a lower gross margin percentage than certain of the Company's other products.

Research and engineering expenses for the six months ended June 30, 1996 were $883,000, an increase of $33,000 or 3.9%, compared to $850,000 for the six months ended June 30, 1995. The increase resulted primarily from additional expenses incurred in developing new products and enhancements to existing products as well as additional personnel expenses.

Sales and marketing expenses for the six months ended June 30, 1996 were $1,157,000, an increase of $228,000 or 24.5%, compared to $929,000 for the six-month period ended June 30, 1995. As a percentage of revenues, sales and marketing expenses were 13.1% for the six-month period ended
June 30, 1996 compared to 11.6% in the same period in the prior year.
The increase is primarily attributable to additional personnel expenses and merchandising programs with certain major retail customers.

Customer service expenses for the six-month period ended June 30, 1996 were $138,000, a decrease of $8,000 or 5.5%, compared to $146,000 for the six months ended June 30, 1995.

General and administrative expenses for the six-month period ended
June 30, 1996 were $924,000, an increase of $177,000 or 23.7%, compared to $747,000 for the six months ended June 30, 1995. The increase resulted from additional personnel costs and services necessary to support growth, as well as additional expenses incurred as a result of becoming a public company.

Interest income for the six-month periods ended June 30, 1996 and 1995 was derived from the investment of the remaining proceeds of the public offering which closed March 3, 1995.

The pro forma provision for income taxes for the six-month period ended June 30, 1996 reflects an effective tax rate of 37.6%. This compares to a pro forma tax rate of 36.0% for the six-month period ended June 30, 1995.

Liquidity and Capital Resources

The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

The Company has a credit facility with U.S. National Bank of Oregon. Under present terms, the Company may borrow up to the lesser of $1,000,000 or 75% of certain eligible receivables collateralizing the line of credit.
The credit facility, which is scheduled for review in June 1997, requires the Company to maintain certain working capital and debt to equity ratios. At June 30, 1996 there were no borrowings outstanding and the Company was in compliance with all bank loan covenants.

Net cash used in operating activities was $52,000 for the six months ended June 30, 1996, resulting primarily from a reduction of payables and accrued liabilities.

Capital expenditures for the six-month period ended June 30, 1996 were $332,000 compared to $366,000 for the same period in the prior year. These expenditures were primarily for new product tooling and computer equipment.

The Company paid cash dividends to its shareholders of $556,000 during the six-month period ended June 30, 1995. These dividends were primarily for the payment of previously unpaid shareholders' income tax liabilities with respect to the Company's pre-tax income through December 31, 1994, the date of termination of the Company's S corporation election.

The Company believes that available funds together with borrowings under its credit facility will be adequate to meet the Company's anticipated cash needs during the next 12 month period.

Certain statements in the Form 10-Q contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, dependence on new product offerings, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, commercialization and technological difficulties, product development, customer concentration, the results of financing efforts and dependence on software developers and publisher.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	  3.1  Articles of Incorporation*

	  3.2  Bylaws*

	 11.1  Statements Regarding Computation of Per Share Earnings

	 23.1  Consent of Independent Accountants
	-----------------------------------------
	     * Incorporated by reference from the Company's Registration Statement of Form SB-2, filed on January 5, 1995, and ammended on February 7, 1995 and February 24, 1995
		(file number 33-88252-LA).

(b)	Reports of Form 8-K

	No reports in Form 8-K have been filed during the period which
	this report is 	filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THRUSTMASTER, INC.

		Date: August 7, 1996

		By     /s/ Kent E. Koski
		       -----------------
			Kent E. Koski
			Vice President of Finance and Administration, Chief Financial Officer and Secretary


EXHIBIT 11.1

			THRUSTMASTER, INC.
		STATEMENTS REGARDING COMPUTATION
		      OF PER SHARE EARNINGS
			  (In thousands)
			   (Unaudited)


				Three Months Ended	Six Months Ended
				June 30,		June 30,
				-------------		-------------
				1996	1995		1996	1995
				-----	-----		-----	-----
Weighted average number of
  common shares outstanding	4,045	3,745		4,021	3,211
Common stock equivalents
  arising from stock options	  377	  717		  400	  715
				-----	-----		-----	-----
				4,422	4,462		4,421	3,926
				=====	=====		=====	=====
Net income--pro forma		$ 111	$ 307		$ 212	$ 480
				=====	=====		=====	=====
Net income per share--pro forma	$0.03	$0.07		$0.05	$0.12
				=====	=====		=====	=====


EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of ThrustMaster, Inc. on Form S-8 (File No. 33-93082), of our report dated January 29,1996, on our audits of the consolidated financial statements and financial statement schedule of ThrustMaster, Inc. as of December 31, 1994 and 1995, and for the years ended December 31, 1993, 1994, and 1995, which report is included in the Annual Report on Form 10-K.

Coopers & Lybrand L. L. P.

Portland, Oregon
August 7, 1996

[FN]