Form 10-Q/A
period 1996-06-30
THRUSTMASTER INC
filed 1996-09-04
CIK 932290

FORM 10-Q(A)

	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		    WASHINGTON, D.C. 20549



    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                Commission File Number   0-25520
		                  	 -------

                         THRUSTMASTER, INC.
     (Exact name of registrant as specified in its charter)

       	   OREGON			    93-1040330
    ----------------------     ---------------------------------
    (State or jurisdiction)    (IRS Employer Identification No.)


      10150 S.W. Nimbus Avenue, Portland, Oregon    97223-4337
      ------------------------------------------    ----------
       (Address of principal executive offices)	    (Zip Code)

  	    		 (503) 639-3200
       	         -------------------------------
      		 (Registrant's telephone number)

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