Form 10-Q
period 1996-09-30
THRUSTMASTER INC
filed 1996-11-06
CIK 932290

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549

				  FORM 10-Q
			       ______________

	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 1996

			Commission File Number   0-25520
			       ______________

			      THRUSTMASTER, INC.
	     (Exact name of registrant as specified in its charter)

		 OREGON                              93-1040330
	(State or jurisdiction of                  (IRS Employer
      incorporation or organization)             Identification No.)

			7175 NW Evergreen Parkway #400
			     Hillsboro, OR 97124-5839
		    (Address of principal executive offices)
				  (Zip Code)

				(503) 615-3200
			(Registrant's telephone number)
			       ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, no par value                   4,116,096 shares
	      (Class)                     (Outstanding at October 31, 1996)

THRUSTMASTER, INC.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1. Financial Statements

	Consolidated Balance Sheets .................................... 3

	Consolidated Statements of Income .............................  4

	Consolidated Statements of Cash Flows .........................  5

	Consolidated Statements of Changes in Shareholders' Equity ....  6

	Notes to Consolidated Financial Statements ....................  7

Item 2. Management's Discussion and Analysis of
	 Financial Condition and Results of Operations ................  8


PART II - OTHER INFORMATION ........................................... 12


SIGNATURES ............................................................ 12


			      THRUSTMASTER, INC.
			  CONSOLIDATED BALANCE SHEETS
				(In thousands)

				      September 30,           December 31,
					  1996                    1995
				      ____________            ___________
				      (unaudited)
	ASSETS
Current assets:
 Cash and cash equivalents              $ 8,433                 $ 8,090
 Accounts receivable, net                 4,638                   2,897
 Inventories                              1,997                   2,526
 Prepaid expenses and other                 302                     402
 Deferred income taxes                      131                     104
					_______                 _______
  Total current assets                   15,501                  14,019
Plant and equipment, net                  1,334                   1,058
Other                                        54                      25
					_______                 _______
 Total assets                           $16,889                 $15,102
					=======                 =======

		     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                       $ 1,683                 $ 1,203
 Income taxes payable                       194                      --
 Accrued liabilities                        488                     529
 Current portion - long-term debt            12                      11
					_______                 _______
  Total current liabilities               2,377                   1,743
Long-term debt                                1                      10
Deferred income taxes                        41                      38
					_______                 _______
  Total liabilities                       2,419                   1,791
					_______                 _______
Shareholders' equity:
 Preferred stock                              -                       -
 Common stock                            12,198                  11,877
 Retained earnings                        2,272                   1,434
					_______                 _______
  Total shareholders' equity             14,470                  13,311
					_______                 _______
  Total liabilities and shareholders'
    equity                              $16,889                 $15,102
					=======                 =======

The accompanying notes are an integral part of these consolidated financial statements.


			      THRUSTMASTER, INC.
		      CONSOLIDATED  STATEMENTS OF INCOME
		     (In thousands, except per share data)
				 (Unaudited)

				 Three Months Ended     Nine Months Ended
				    September 30,         September 30,
				 __________________     _________________
				  1996        1995       1996       1995
				 ______      ______     ______     ______

Revenues                         $6,931      $5,033     $15,745   $13,011
Cost of goods sold                4,142       2,943       9,727     7,664
				 ______      ______     _______   _______
Gross profit                      2,789       2,090       6,018     5,347

Operating expenses:
  Research and engineering          469         497       1,352     1,347
  Sales and marketing               907         487       2,064     1,416
  Customer service                   86          83         224       229
  General and administrative        468         445       1,392     1,192
				 ______      ______     _______   _______
Total operating expenses          1,930       1,512       5,032     4,184
				 ______      ______     _______   _______
Income from operations              859         578         986     1,163
Interest income                     111         125         324       290
				 ______      ______     _______   _______
Income before income taxes          970         703       1,310     1,453
Provision for income taxes          344         228         472       425
				 ______      ______     _______   _______
Net income                       $  626      $  475     $   838   $ 1,028
				 ======      ======     =======   =======

Pro forma information:
 Income before income taxes     $   970     $   703     $ 1,310   $ 1,453
 Provision for income taxes         344         228         472       498
				_______     _______     _______   _______
 Net income                     $   626     $   475     $   838   $   955
				=======     =======     =======   =======

 Net income per share           $  0.14     $  0.11     $  0.19   $  0.23
				=======     =======     =======   =======

Weighted average shares
  outstanding                     4,455       4,462       4,449     4,105
				=======     =======     =======   =======


The accompanying notes are an integral part of these consolidated financial statements.



			      THRUSTMASTER, INC.
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
				(In thousands)
				 (Unaudited)
							 Nine Months Ended
							   September 30,
							 _________________
							 1996         1995
							 ____         ____

Cash flows from operating activities:
 Net income                                           $   838       $1,028
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                           411          251
   Deferred income taxes                                  (24)        (102)
   Changes in assets and liabilities:
    Accounts receivable                                (1,741)        (400)
    Inventories                                           529       (1,575)
    Prepaid expenses and other assets                      71          258
    Payables and accrued liabilities                      885          529
						      _______       ______
     Net cash provided by (used in)
      operating activities                                969          (11)
Cash flows from investing activities:
 Purchase of plant and equipment                         (687)        (551)
						      _______       ______
Cash flows from financing activities:
 Payment on long-term debt                                 (9)         (53)
 Proceeds from issuance of common stock                    70        8,810
 Dividends                                                 --         (556)
						      _______       ______
     Net cash provided by financing activities             61        8,201

     Net increase in cash                                 343        7,639
Cash, beginning of period                               8,090          545
						      _______       ______
Cash, end of period                                    $8,433       $8,184
						      =======       ======

The accompanying notes are an integral part of these consolidated financial statements.



			      THRUSTMASTER, INC.
	  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
				(In thousands)
				 (Unaudited)


						  Common Stock       Retained
						_________________
						Shares     Amount    Earnings
						______     ______    ________

Balance, December 31, 1995                       3,953    $11,877      $1,434

Stock options exercised                            161         70          --

Tax benefits from stock options exercised           --        251          --

Net income                                          --         --         838
						______    _______      ______
Balance, September 30, 1996                      4,114    $12,198      $2,272
						======    =======      ======


The accompanying notes are an integral part of these consolidated financial statements.


			      THRUSTMASTER, INC.
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		    (In thousands, except per share data)

NOTE 1  -  Basis of Presentation

     The accompanying consolidated financial statements include the statements of ThrustMaster, Inc., and its wholly-owned subsidiary, ThrustMaster Foreign Sales Corporation (the Company), and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2  -  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

					September  30,   December 31,
					     1996            1995
					_____________    ___________

		Raw materials               $1,075          $1,493
		Work in progress                73             244
		Finished goods                 849             789
					    ______          ______
					    $1,997          $2,526
					    ======          ======


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
       The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Income:

				    Three Months Ended     Nine Months Ended
				       September 30,         September 30,
				    __________________     _________________
				     1996        1995       1996       1995
				    ______      ______     ______     ______

Revenues                             100.0%     100.0%      100.0%     100.0%
Cost of goods sold                    59.8       58.5        61.8       58.9
				     _____      _____       _____      _____
Gross profit                          40.2       41.5        38.2       41.1

Operating expenses:
  Research and engineering             6.8        9.9         8.6       10.4
  Sales and marketing                 13.1        9.7        13.1       10.9
  Customer service                     1.2        1.6         1.4        1.8
  General and administrative           6.7        8.8         8.8        9.1
				     _____      _____       _____      _____
Total operating expenses              27.8       30.0        31.9       32.2
				     _____      _____       _____      _____
Income from operations                12.4       11.5         6.3        8.9
Interest income                        1.6        2.5         2.0        2.3
				     _____      _____       _____      _____
Income before income taxes            14.0       14.0         8.3       11.2
Pro forma provision for income taxes   5.0        4.6         3.0        3.9
				     _____      _____       _____      _____
Pro forma net income                   9.0%       9.4%        5.3%       7.3%
				     =====      =====       =====      =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues for the three months ended September 30, 1996 were $6,931,000, an increase of $1,898,000 or 37.7% compared to $5,033,000 for the three months ended September 30, 1995. Revenues increased primarily due to greater retail distribution of the Company's products and introduction of new PC game peripherals.

     Gross profit for the three months ended September 30, 1996 was $2,789,000 an increase of $699,000 or 33.4%, compared to $2,090,000 for the three months ended September 30, 1995. As a percentage of revenues, gross profit was 40.2% for the three months ended September 30, 1996 and 41.5% for the three months ended September 30, 1995. The gross profit margin percentage declined primarily because the Company's more recent product offerings, which comprise an increasing percentage of total revenues, have a lower gross margin percentage than certain of the Company's other products.

     Operating expenses for the three months ended September 30, 1996 were $1,930,000, an increase of $418,000 or 27.6%, compared to $1,512,000 for the three months ended September 30, 1995. The increase resulted primarily from higher sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 1996 were $907,000, an increase of $420,000 or 86.2%, compared to $487,000 for the period ended September 30, 1995. As a percentage of revenues, sales and marketing expenses were 13.1% for the three-month period ended September 30, 1996 compared to 9.7% in the same period in the prior year. The increase resulted primarily from increased merchandising programs with certain major retail customers and additional marketing personnel and related expenses needed to support the anticipated growth of the Company.

     Interest income for the three-month periods ended September 30, 1996 and 1995 was derived from investing the cash balances of the Company.

     The provision for income taxes for the three-month period ended September 30, 1996 reflects an effective tax rate of 35.5%. This compares to a tax rate of 32.4% for the three-month period ended September 30, 1995. The increase in the effective tax rate was due primarily to a higher effective state tax rate in 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues for the nine months ended September 30, 1996 were $15,745,000, an increase of $2,734,000 or 21.0%, compared to $13,011,000 for the nine months ended September 30, 1995. Revenues increased primarily due to greater retail distribution of the Company's products and introduction of new PC game peripherals.

     Gross profit for the nine months ended September 30, 1996 was $6,018,000, an increase of $671,000 or 12.5%, compared to $5,347,000 for the nine months ended September 30, 1995. As a percentage of revenues, the gross profit margin percentage was 38.2% for the nine months ended
September 30, 1996 and 41.1% for the nine months ended September 30, 1995. The gross profit margin percentage declined primarily because the Company's more recent product offerings, which comprise an increasing percentage of total revenues, have a lower gross margin percentage than certain of the Company's other products.

     Operating expenses for the nine months ended September 30, 1996 were $5,032,000 an increase of $848,000 or 20.3%, compared to $4,184,000 for the nine months ended September 30, 1995. The increase resulted primarily from higher sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 1996 were $2,064,000, an increase of $648,000 or 45.8%, compared to $1,416,000 for the nine-month period ended

September 30, 1995. As a percentage of revenues, sales and marketing expenses were 13.1% for the nine-month period ended September 30, 1996 compared to 10.9% in the same period in the prior year. The increase resulted primarily from increased merchandising programs with certain major retail customers and additional marketing personnel and related expenses needed to support the anticipated growth of the Company.

     Interest income for the nine-month periods ended September 30, 1996 and 1995 was derived from the investment of the cash balances of the Company.

     The pro forma provision for income taxes for the nine-month period ended September 30, 1996 reflects an effective tax rate of 36.0%. This compares to a pro forma tax rate of 34.3% for the nine-month period ended
September 30, 1995. The increase in the effective tax rate was due primarily to a higher effective state tax rate in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     The Company has a credit facility with U.S. National Bank of Oregon. Under present terms, the Company may borrow up to the lesser of $1,000,000 or 75% of certain eligible receivables collateralizing the line of credit.
The credit facility, which is scheduled for review in September 1997, requires the Company to maintain certain working capital and debt to equity ratios. At September 30, 1996 there were no borrowings outstanding and the Company was in compliance with all bank loan covenants.

     Net cash provided by operating activities was $969,000 for the nine months ended September 30, 1996, resulting primarily from net income of $838,000, an increase in accounts receivable of $1,741,000, a decrease in inventory of $529,000 and an increase in payables and accrued liabilities of $885,000.

     Capital expenditures for the nine-month period ended September 30, 1996 were $687,000 compared to $551,000 for the same period in the prior year. These expenditures were primarily for new product tooling and computer equipment.

     The Company paid cash dividends to its shareholders of $556,000 during the nine-month period ended September 30, 1995. These dividends were primarily for the payment of previously unpaid shareholders' income tax liabilities with respect to the Company's pre-tax income through December 31, 1994, the date of termination of the Company's S corporation election.

     The Company believes that available funds together with borrowings under its credit facility will be adequate to meet the Company's anticipated cash needs during the next 12 month period.

     Certain statements in the Form 10-Q contain "forward-looking" information (as defined in Section 27 A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, dependence on new product offerings, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, commercialization and technological difficulties, product development, customer concentration, the results of financing efforts and dependence on software developers and publishers.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

	  3.1  Articles of Incorporation *

	  3.2  Bylaws *

	11.1  Statements Regarding Computation of Per Share Earnings

	27.1 Financial Data Schedule (This schedule has been filed electronically with the Commission)
	 _______________

	     * Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on January 5, 1995 and amended on February 7, 1995, and February 24, 1995 (file number 33-88252-LA).

(b)     Reports of Form 8-K

	No reports in Form 8-K have been filed during the period which this report is filed.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THRUSTMASTER, INC.

Date: October 31, 1996  By     /s/ Kent E. Koski
			_______________________________
			Kent E. Koski
			Vice President of Finance and
			Administration, Chief Financial
			Officer and Secretary

EXHIBIT 11.1


			      THRUSTMASTER, INC.
			STATEMENTS REGARDING COMPUTATION
			    OF PER SHARE EARNINGS
				(In thousands)
				 (Unaudited)


				Three Months Ended      Nine Months Ended
				   September 30,           September 30,
				__________________      _________________
				 1996        1995        1996       1995
				______      ______      ______     ______

Weighted average number of
 common shares outstanding      4,083       3,799       4,042      3,412

Common stock equivalents
 arising from stock options       372         663         407        693
				_____       _____       _____      _____
				4,455       4,462       4,449      4,105
				=====       =====       =====      =====

Net income--pro forma           $ 626       $ 475       $ 838      $ 955
				=====       =====       =====      =====

Net income per share--pro forma $0.14       $0.11       $0.19      $0.23
				=====       =====       =====      =====
