Form 10-K405
period 1996-12-31
THRUSTMASTER INC
filed 1997-03-25
CIK 932290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K


(Mark One)
( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                         For the year ended December 31, 1996

                                          OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File Number   0-25520

                                  THRUSTMASTER, INC.
                (Exact name of registrant as specified in its charter)

              OREGON                                93-1040330
    (State or jurisdiction of                      (IRS Employer
    incorporation or organization)               Identification No.)

              7175 N.W. EVERGREEN PARKWAY #400, HILLSBORO OR 97124-5839
             (Address of principal executive offices, including zip code)

                                    (503) 615-3200
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( X )

    As of March 10, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by The NASDAQ National Market was $18,869,250.

    As of March 10, 1997, the Registrant had 4,253,964 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996 are incorporated by reference into Part III.

                      The index to Exhibits appears on page 34.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    ThrustMaster, Inc. (the "Company") designs, develops, manufactures and markets interactive control devices which allow players using personal computer entertainment software to interact realistically in a simulated environment. The Company's products are generally purchased by serious computer game enthusiasts who constitute the Company's core consumer constituency. The Company's principal products include: automobile racing control devices; a family of flight simulation controls, consisting of flight sticks, rudder pedals, and throttle devices which replicate those on military aircraft; and sports and action/adventure game controllers, including joysticks, a game pad and other peripherals.

    The Company cooperates with entertainment software developers and publishers, in conjunction with its core user base, to incorporate the latest technological advances and maintain its favorable position with serious computer game enthusiasts and developers and publishers of computer entertainment software. The Company believes that the compatibility of its products with a wide variety of computer games is essential to the success of its products, particularly lower-priced products that do not have programming capability. Certain developers of computer entertainment software have designed their programs to support use of ThrustMaster controls, and some have introduced additional complexity in their games to take advantage of ThrustMaster control capabilities. The Company also has entered into "bundling" and cooperative marketing arrangements with software developers for joint marketing of their respective products.

INDUSTRY BACKGROUND

    The evolution over the past decade of the market for increasingly sophisticated computer entertainment software has created a market for the Company's interactive game control devices. An increasingly popular category of personal computer entertainment software is automobile racing. Automobile racing games allow multiple users to race against each other, select the technical settings on the automobile components, perform pit stops, and control other features of the race. Features of the automobile racing games require high-quality graphics, sound effects, and other features provided by multimedia personal computers.

    Another significant category of entertainment software, flight simulation games, places computer users in a simulated flight environment and allows them to pilot private or military aircraft. Military flight games simulate historical battle settings, in which the users "fly" missions in selected aircraft and experience the visual and sound effects of aerial combat. Computer networks allow multiple users to play against each other in "dogfights," which highlights the relative effectiveness of competing brands of control products.

    Action/adventure and sports games represent the largest categories of interactive entertainment software. Action/adventure games rely on multimedia personal computers, utilizing high-quality graphics, animation, sound effects and text to create interactive stories similar to animated films. In sports games, the user either plays a simulated round or game, or controls a team or
team member in a simulated game of the designated sport.   The Company believes
that these categories present significant opportunities for its joystick and game pad products.

PRODUCTS

    The Company produces a variety of interactive control devices that are used with entertainment software. The Company's principal products include: auto racing controllers; a family of flight simulation controls, consisting of flight sticks, rudder pedals, and throttle devices, which replicate those on military aircraft; and sports and action/adventure game controllers, including joysticks, a game pad and other peripherals. The Company's products are available in versions for use with IBM compatible personal computers. Versions of certain of the Company's products have also been designed for use with Macintosh computers. The Company's principal products as of the date hereof are briefly described below.

AUTOMOBILE RACING

    FORMULA T2.    The Formula T2 Driving Control features a steering console with gear shift knob, and separate accelerator and brake unit for use with driving and racing simulation software. Mounting devices are provided to allow users to temporarily convert their computer desktops into driving consoles.

    GRAND PRIX 1.   The Grand Prix 1 Driving Control features a steering
console with variable control levers on the back of the steering wheel for acceleration and braking. Shift buttons are located on the front of the wheel.

FLIGHT SIMULATION

    F-16 FLIGHT CONTROL SYSTEM.   The F-16 Flight Control System, modeled after
the U.S. military's F-16 Falcon flight stick, features multiple four-way switches, a dual action trigger and four-function buttons. The product plugs into both joystick and keyboard ports, includes a microprocessor and can be programmed by the user to control approximately 300 game functions.

    F-22 PRO. The Company believes that the F-22 Pro is the most sophisticated and multi-functional joystick available to flight simulation enthusiasts. The F-22 Pro takes advantage of the ergonomic design perfected by the U.S. military in the F-16 Fighting Falcon flight stick, and contains the most popular features of the Company's F-16 Flight Control System. Additionally, the F-22 features a heavy cast metal base, heavier springs for increased stick tension, and enhanced microprocessing capabilities.

    WEAPONS CONTROL SYSTEM. The Weapons Control System, a throttle device that plugs into a personal computer's game port and keyboard port, contains a three-way switch and six buttons which can be programmed or mapped to duplicate keyboard strokes based on a microprocessor included in the control device. The Weapons Control System is ergonomically designed for left handed control while the right hand controls a joystick.

    THE F-16 THROTTLE QUADRANT SYSTEM. The F-16 Throttle Quadrant System is a replica of the actual throttle quadrant found in the U.S. military's F-16/Mod 50 Fighting Falcon, and compliments the Company's F-22 Pro and F-16 Flight Control System. Moving the handle fore and aft provides thrust control. Detents exist to indicate idle and afterburner entry. This device features a targeting cursor control, antenna and range dials, two three-position switches and one four-way
switch.   It is user configurable, providing the operator enhanced flexibility in setting up all the dials, switches, and throttle input.

    RUDDER CONTROL SYSTEM.    The Company's Rudder Control System complements
the Company's flight sticks and throttle devices by allowing the flight simulation enthusiast to control the yaw axis in flight simulation games by means of pedals.

SPORTS AND ACTION/ADVENTURE CONTROLS, JOYSTICKS AND PERIPHERALS

    PHAZER PAD -TM-.   The Phazer Pad is a full-featured game pad designed for
sports and action/adventure personal computer games. It has an ergonomic design, eight-way directional pad, six buttons, two triggers, and a throttle wheel. The Phazer Pad also features unique optic-based technology and provides both digital and analog power to the game player.

    TOP GUN -TM-.   The Top Gun joystick features a handle similar to the
military B-8 grip found on the F-4 Phantom and other military aircraft. It plugs into a computer's joystick port or into the Company's Weapons Control System. This product has a weighted base, proprietary four-way viewing switch, trigger and three function buttons which are programmable when used with the Weapons Control System. The Company has acquired from Paramount Pictures the exclusive world-wide rights for use of the Top Gun name with this product.

    X-FIGHTER.   The X-Fighter joystick features a full scale military B-8
grip, geared potentiometers, and a large weighted base for stability. This product plugs into a computer's joystick port or into the Company's Weapons Control System and has additional features similar to those of the Top Gun joystick.

    ACM GAME CARD. The ACM Game Card is an expansion card that can be installed in IBM compatible personal computers to establish an interface for joysticks and other control devices. The ACM Game Card permits manual adjustment of game card speed to control drift in computer games, features two dual port game connections on one card, and can be used in today's most powerful personal computers.

PRODUCT DEVELOPMENT

    The Company's product development efforts are currently focused on the expansion of the Company's automobile racing, sports and action/adventure and flight simulation product lines, as well as the development of other computer entertainment peripherals. The Company believes that its future growth will depend on its ability to develop and introduce new products and features that are attractive to users of computer games, particularly the serious enthusiasts who are the trend setters for use of the products. The Company has at times experienced delays in the development and introduction of new products, and there can be no assurance that the Company will successfully complete the development or introduction of new products on a timely basis, if at all, or that any proposed products will achieve market acceptance.

    United States Government contractors and subcontractors occasionally engage the Company to design and manufacture flight stick and other controls for certain of the government's personal computer-based space vehicle simulators and other defense related simulators. The Company expects that some of the designs and technology generated in these government projects may be used in future personal computer simulation products sold commercially to the public.

    The Company devotes significant resources to product enhancements and new product development. During 1994, 1995 and 1996, the Company's research and engineering expenses were $1,115,000, $1,845,000 and $2,105,000, respectively.

MARKETING, SALES AND DISTRIBUTION

    The Company's marketing efforts are designed to enhance the Company's reputation as a leading developer of high-quality, innovative control devices for the personal computer enthusiast. The Company's marketing activities include extensive use of its Web site, advertising in industry publications, participation in trade shows and software user conventions, cooperative advertising with retailers, and cooperative marketing activities with entertainment software developers and publishers.

    The Company believes that its emphasis on innovation has allowed it to develop cooperative relationships with many of the leading developers and publishers of certain entertainment software. Through such relationships, the Company seeks to encourage software developers to write new entertainment software that is compatible with ThrustMaster products and that fully utilizes features provided by certain of the Company's products. Most automobile racing and flight simulation software is compatible with the Company's corresponding products. Several developers of automobile racing and flight simulation software identify the Company's products as compatible control devices in their software setup menus, software manuals and help files. Some publishers of flight simulation software have referenced the Company or its products on their flight simulation product packaging, typically identifying their products as "ThrustMaster-compatible."

    The Company also engages in "bundling" and cooperative marketing relationships with entertainment software publishers. During 1996, the Company bundled its Grand Prix 1 driving control with Sierra's NASCAR and certain of its joystick products with Electronic Arts' U. S. NAVY FIGHTERS. In addition, the Company occasionally includes advertising inserts in new software titles released by certain automobile racing and flight simulation software publishers.

    The Company distributes its products primarily through distributors, independent sales representatives and original equipment manufacturing ("OEM") arrangements. The distributors purchase the Company's products on a wholesale basis for resale to retail outlets. The sales representatives market the Company's products primarily to major retail chains that purchase them directly from the Company. During the last half of 1996, the Company entered into its first OEM arrangements with two computer manufacturers. These manufacturers include ThrustMaster game pads and joysticks with certain of their high-end, multi-media personal computers. Although currently accounting for a relatively minor portion of the Company's revenues, the Company believes that OEM sales will account for an increasing percentage of its revenues in the future.

    ThrustMaster products are currently distributed in the United States through seven distributors, ten independent sales representative organizations and the OEM arrangements. The Company's products are carried by many of the leading United States retailers of entertainment software, personal computers and peripherals. Through these retailers, the Company's products currently appear in over 2,000 retail outlets in the United States.

    ThrustMaster products currently are distributed in over thirty countries outside the United States through international distributors of computer and consumer electronic products. During 1996, the Company opened its own distribution facility in the U.K. and contracted with an independent sales representative to market its products to major retailers in Germany. The Company intends to continue to enhance its presence in foreign markets by entering into relationships with additional distributors and sales representatives when deemed appropriate.

    The Company's agreements with independent distributors and sales representatives are nonexclusive and may be terminated by either party without cause. The Company's distributors and sales representatives are not within the control of the Company, are not obligated to purchase products from the Company and may represent other lines of products. There can be no assurance that these distributors and sales representatives will not give higher priority to the sale of other products, which could include products of competitors.

    The Company anticipates that a significant portion of its revenues will be accounted for by a limited number of key customers, the identity of which may vary from year to year. During 1996, no one customer accounted for more than 10% of the Company's revenues. Because the Company's customers generally place orders on an as-needed basis, the Company typically does not have a significant backlog at any given time.

    Sales of the Company's products are seasonal, related to a significant extent to the Christmas season. Accordingly, revenues in the fourth quarter of each calendar year historically have been higher than those for each of the preceding three quarters.

MANUFACTURING

    The Company's products incorporate electronic components, mold-injected plastic and fabricated metal parts. Prior to September 1994, all of the Company's products were assembled in Oregon. In the fourth quarter of 1994, the Company began shipping products that were manufactured and assembled in Taiwan and China by an independent contractor. The Company continues to assemble certain of its products at the Company's facilities in Hillsboro, Oregon, and contracts with third parties in Oregon for the assembly of certain other products. The Company also performs quality control testing and packages certain products at its Hillsboro, Oregon facility.

    The Company's products incorporate a number of commercially available electronic components, including potentiometers and microprocessors. The Company currently obtains substantially all of the components used in its products from sole suppliers located in Taiwan and China. The Company believes such supply arrangements are not uncommon in its industry. The Company's reliance on a sole or limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and finished products. Use of offshore suppliers is subject to customary risks of doing business abroad, including political instability. Any reduction or interruption of or delay in supply could materially adversely affect the Company. The Company believes that it could obtain alternative sources of most of the components without significant delay if needed.

Customer Service

    Ongoing support of its products is an important element of the Company's business strategy. The Company provides free technical support to the end users of its products by telephone and through the Internet and bulletin boards on many of the major computer on-line network services. In addition, the Company uses the Internet and bulletin board services to provide product information and to disseminate software updates to its customers. The Company believes that these customer support services enhance the Company's reputation with users and its ability to identify customers' requirements and desires.

COMPETITION

    The markets in which the Company participates are highly competitive, and the Company expects that it will face increased competition as new companies enter such markets. As of the date hereof, the Company is aware of at least ten competitors that market computer game control devices for use with personal computer-based entertainment games, including Microsoft, Inc., Advanced Gravis Computer Technology Ltd., CH Products, and Logitech. Many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company.

    The Company believes that price is a significant competitive factor in the market for computer game control devices. Other principal competitive factors include product features, ease of use, realism, reputation and compatibility with computer games. Historically, the Company has sought to compete primarily based on realism and product features. To date this strategy has been successful and has resulted in a following by serious driving and flight simulator enthusiasts. Certain of the Company's competitors have introduced multifunction control devices for use with entertainment software that carry suggested retail prices that are less than those of the Company's products and have endeavored to add realism to certain of these devices. As a result of increasing competition, the Company has begun to experience price and margin pressures. The Company believes that its future growth will depend principally on its ability to develop and introduce competitively priced new products and features that are attractive to computer games users.

PROPRIETARY RIGHTS

    The Company regards certain aspects of its products as proprietary and relies on a combination of copyright and trademark laws, patents, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company holds numerous utility patents and design patents and has filed additional patent applications covering certain aspects of the Company's proprietary technology. The issued patents expire during the period from October 2009 to October 2012. There can be no assurance that any patent applications will result in issued patents or that any patents now or hereafter issued will not be challenged, invalidated or circumvented by others. The Company has provided notice to certain control device manufacturers that certain of their products incorporate features which the Company believes infringe upon the technology that is covered by the Company's patents. There can be no assurance that these patents will not be found to be invalid or non-infringed in judicial or administrative proceedings should a dispute arise. Additionally, although the Company believes that its products, processes and trademarks do not infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement or other related claims against the Company in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense and effort of defending the same, could materially adversely effect the Company and its ability to market any infringing products.

    Although the Company believes that obtaining patent protection may provide some benefits to the Company, the Company believes that its product development and marketing capabilities are of greater importance to the Company's business than patent protection. Accordingly, the Company does not believe that its business is dependent on obtaining patent protection or successfully defending any such patents that may be obtained against infringement by others.

    The continuing development of the Company's technology is dependent, in part, on the knowledge and skills of certain of its employees. To protect its rights to its proprietary information, the Company requires certain employees, consultants and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's technology or other confidential information in the event of any unauthorized use or disclosure.

    The Company has obtained several trademark registrations and additional trademark applications are pending in the United States with respect to names used by the Company. The applications may not result in trademark registrations.

GOVERNMENT REGULATION

    The Federal Communications Commission (the "FCC") regulates the emission of radio frequency energy by various devices, including computers and computer peripherals, under Part 15 of its rules promulgated pursuant to the Federal Communications Act of 1934, as amended. Certain of the Company's products emit radio frequency energy and are subject to authorization and assignment of an identifier by the FCC prior to the sale of the devices. Government agencies in certain foreign countries have also established rules which regulate the electronic emissions of the Company's products.

    The Company believes that it has complied with the requirements of the FCC and foreign governmental regulations in countries where its products are sold in respect of its current products and has instituted procedures to ensure compliance with respect to future products.

EMPLOYEES

    As of January 31, 1997, the Company had a total of 99 full-time employees. The Company relies on the use of temporary employees to supplement its manufacturing and assembly operations. In the fourth quarter of each year, temporary employees historically have constituted a substantial percentage of the Company's employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's facilities are located in Hillsboro, Oregon on approximately 47,000 square feet of leased space under two leases expiring in September 2003. The Company believes that these facilities are adequate for its immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any legal proceedings in which it is a defendant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded on The NASDAQ National Market under the symbol TMSR. The Company's initial public offering was completed March 3, 1995. The public offering price was $6.50. The following table sets forth the high and low closing prices for the Common Stock for each quarter as reported on The NASDAQ National Market for the years ending December 31, 1995 and 1996:


                                    1995                1996
                             ------------------------------------
                                HIGH     LOW       HIGH      LOW
                                ----     ---       ----      ---
    First quarter.........   $10 1/4   $7 3/4    $7 5/8    $3 5/8
    Second quarter........     9 1/2    6 1/2     7 1/8     4 1/8
    Third quarter.........     9 3/8    6 3/4     5 3/4     3 3/4
    Fourth quarter........     8 7/8    5 5/8     9 1/8     5 1/2


    The Company has not paid cash dividends on its Common Stock, other than for the payment of its shareholders' income tax liabilities which arose under its S Corporation status which terminated December 31, 1994. The Company currently intends to retain any future earnings to finance the expansion and development of its business and does not presently anticipate paying cash dividends to the holders of Common Stock. On January 21, 1997, the Company's board of directors declared a 3% stock dividend payable to shareholders of record on February 14, 1997.

    As of March 10, 1997, there were approximately 90 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following statements of income data for each of the five years ended December 31, 1996 and the selected balance sheet data as of December 31, 1992 through 1996, as set forth below, were derived from the Company's consolidated financial statements audited by Coopers & Lybrand L.L.P. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's audited consolidated financial statements and notes thereto included elsewhere herein.

                                                                     YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                 1992           1993           1994           1995           1996
                                                 ----           ----           ----           ----           ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Revenues.................................      $ 2,655        $ 8,214       $ 13,582       $ 19,415       $ 30,821
Cost of goods sold.......................        1,438          4,290          8,007         11,815         19,592
                                               -------        -------       --------       --------       --------
Gross profit.............................        1,217          3,924          5,575          7,600         11,229
Total operating expenses.................          687          2,581          3,804          5,956          8,066
                                               -------        -------       --------       --------       --------
Income from operations...................          530          1,343          1,771          1,644          3,163
Interest income..........................           --             --             --            404            466
                                               -------        -------       --------       --------       --------
Income before income taxes...............      $   530        $ 1,343       $  1,771       $  2,048       $  3,629
                                               -------        -------       --------       --------       --------
                                               -------        -------       --------       --------       --------
PRO FORMA STATEMENTS OF INCOME DATA (1):
Income before income taxes...............      $   530        $ 1,343       $  1,771       $  2,048       $  3,629
Provision for income taxes...............          169            456            633            687          1,370
                                               -------        -------       --------       --------       --------
Net income...............................      $   361        $   887       $  1,138       $  1,361       $  2,259
                                               -------        -------       --------       --------       --------
                                               -------        -------       --------       --------       --------
COMMON STOCK INFORMATION (2):
Net income per share ....................      $  0.25        $  0.33       $  0 .38       $  0 .32       $  0 .49
                                               -------        -------       --------       --------       --------
                                               -------        -------       --------       --------       --------
Weighted average shares outstanding......        1,431          2,686          2,957          4,293          4,647
                                               -------        -------       --------       --------       --------
                                               -------        -------       --------       --------       --------

                                                                               DECEMBER 31,
                                                ------------------------------------------------------------------
                                                  1992           1993           1994           1995           1996
                                                  ----           ----           ----           ----           ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................         $485         $1,022         $1,873        $12,276        $14,806
Total assets.............................          965          2,905          4,575         15,102         21,261
Total liabilities........................          303          1,574          1,885          1,791          5,363
Total shareholders' equity...............          662          1,331          2,690         13,311         15,898

________________________________________
(1) The Company was treated for federal and state income tax purposes as an S corporation from January 1, 1991 through December 31, 1994. The unaudited pro forma financial information reflects a provision for income taxes as if the Company had been a C corporation during such period. Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board, the Company was required to provide for deferred taxes, arising from the cumulative temporary differences between financial and tax reporting, by recording a provision for income taxes for such deferred taxes in its consolidated statement of income for 1995.

(2) Weighted average shares and net income per share have been restated for all periods presented to reflect the effect of a 3% stock dividend declared on January 21, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
    The Company designs, develops, manufactures and markets personal computer control devices for use with interactive entertainment games and simulation software. The Company's primary products are automobile racing controllers; a family of flight simulation controls, consisting of flight sticks, rudder pedals, and throttle devices which replicate those on military aircraft; and sports and action/adventure game controllers, including joysticks, a game pad, and other peripherals.

    The Company has experienced increases in revenues and gross profit each year since commercial production commenced and has maintained profitable operations since 1992. Such increases and profitability may not continue in the future. The Company attributes its growth, in large part, to the proliferation of personal computers in the home and to increasingly sophisticated computer entertainment software. The core users of the Company's products are enthusiasts who demand a high level of realism in computer simulation games.

    The Company initially derived almost all of its revenues from sales of the Company's flight simulation products. Largely as a result of the increasing popularity of automobile racing games and the Company's entry into such market, sales of automobile racing controllers currently account for a majority of the Company's revenues.

    The Company typically ships its products within 15 days of receipt of customer orders and, consequently, substantially all of the Company's revenues in any quarter result from orders received in that quarter. Accordingly, the Company generally does not have significant backlog and believes that its backlog at any given time generally is not a reliable indicator of future revenues or earnings.

    The following table sets forth, for the periods indicated, the percentages of revenues represented by certain items included in the Company's Consolidated Statements of Income included elsewhere herein:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                ----------------------------------
                                                 1994           1995          1996
                                                -----          -----          ----
Revenues..................................      100.0%         100.0%         100.0%
Cost of goods sold........................       59.0           60.9           63.6
                                                -----          -----          -----
Gross profit .............................       41.0           39.1           36.4
                                                -----          -----          -----
Operating expenses:
    Research and engineering .............        8.2            9.5            6.8
    Selling, general and administrative ..       19.8           21.1           19.3
                                                -----          -----          -----
Total operating expenses..................       28.0           30.6           26.1
                                                -----          -----          -----
Income from operations ...................       13.0            8.5           10.3
Interest  income .........................         --            2.0            1.5
                                                -----          -----          -----
Income before income taxes ...............       13.0           10.5           11.8
Pro forma provision for taxes on income (1)       4.6            3.5            4.5
                                                -----          -----          -----
Net income................................        8.4%           7.0%           7.3%
                                                -----          -----          -----
                                                -----          -----     -----

 (1)  See Note 12 of Notes to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

    Revenues for 1996 were $30,821,000, an increase of $11,406,000, or 58.7%, compared to $19,415,000 for 1995. Revenues increased primarily due to significantly increased sales of the Company's products in Europe, higher sales in the United States and the introduction of new personal computer game peripherals.

    Gross profit for 1996 was $11,229,000, an increase of $3,629,000, or 47.8%, compared to $7,600,000 for 1995. As a percentage of revenues, the gross profit margin percentage was 36.4% for 1996, compared to 39.1% for 1995. The gross profit margin percentage declined primarily because the Company's more recent product offerings generally have a lower gross margin percentage than the Company's other products, and the Company incurred higher than normal amounts of air freight in expediting delivery of certain products to meet fourth quarter demand.

    Total operating expenses for 1996 were $8,066,000, an increase of $2,110,000, or 35.4%, compared to $5,956,000 for 1995. As a percentage of revenues, total operating expenses declined to 26.1% of revenues in 1996, compared to 30.6% in 1995.

    Research and engineering expenses were $2,105,000 for 1996, an increase of $260,000, or 14.1%, compared to $1,845,000 in 1995. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses decreased to 6.8% in 1996, compared to 9.5% in 1995.

    Selling, general and administrative expenses were $5,961,000 for 1996, an increase of $1,850,000, or 45.0%, compared to $4,111,000 for 1995. The increase resulted primarily from higher sales and marketing expenses. Sales and marketing expenses increased due to higher amounts of selling expenses associated with greater revenues, and increases in other merchandising and marketing expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 19.3% of revenues in 1996, compared to 21.1% in 1995.

    Interest income of $466,000 for 1996 and $404,000 for 1995 was derived from the investment of the cash balances of the Company.

    The provision for income taxes for 1996 reflects an effective tax rate of 37.8%. This compares to a pro forma tax rate of 33.5% for 1995. The increase in the effective tax rate was due primarily to a higher effective state tax rate for the Company in 1996 which resulted from a one-time state tax credit in 1995. See Note 12 of Notes to Consolidated Financial Statements.

    As a result of the foregoing, net income for 1996 was $2,259,000, an increase of $898,000, or 66.0%, compared to pro forma net income of $1,361,000 in 1995. In 1996, net income was 7.3% of revenues compared to 7.0% in 1995.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

    Revenues for 1995 were $19,415,000, an increase of $5,833,000, or 42.9%, compared to $13,582,000 in 1994. Revenues increased primarily due to greater retail sales of the Company's products and introduction of new personal computer game peripherals.

    Gross profit for 1995 was $7,600,000, an increase of $2,025,000, or 36.3%, compared to $5,575,000 in 1994. As a percentage of revenues, gross profit was 39.1% in 1995, and 41.0% for 1994. The gross profit margin percentage declined primarily because the Company's later product offerings, which comprise an increasing percentage of total revenues, generally had a lower gross margin percentage than the Company's earlier products.

    Total operating expenses for 1995 were $5,956,000, an increase of $2,152,000, or 56.6%, compared to $3,804,000 in 1995. As a percentage of revenues, total operating expenses increased to 30.6% of revenues in 1995, compared to 28.0% in 1994. The increase resulted primarily from the hiring of additional personnel to support growth as well as additional expenses incurred as a result of being a public company.

    Research and engineering expenses for 1995 were $1,845,000, an increase of $730,000, or 65.5%, compared to $1,115,000 in 1994. The increase resulted primarily from additional expenses incurred in developing new products and enhancements to existing products as well as the hiring of additional personnel. Research and engineering expenses were 9.5 % of revenues in 1995, compared to
8.2 % in 1994.

    Selling, general and administrative expenses for 1995 were $4,111,000, an increase of $1,422,000, or 52.9%, compared to $2,689,000 in 1994. As a percentage of revenues, selling, general and administrative expenses were 21.1%
in 1995, compared to 19.8% in 1995.   For 1995, selling, general and
administrative expenses increased primarily due to additional advertising and merchandising programs with certain major retail customers. The Company also increased its marketing and sales personnel, in order to support the Company's growth, and its reliance on commission-based independent sales representatives. Additionally, certain selling, general and administrative expenses increased for 1995 as a result of becoming a public company.

    Interest income for 1995 was derived from the investment of the remaining proceeds of the public offering which closed March 3, 1995.

    The pro forma provision for income taxes for 1995 reflects an effective tax rate of 33.5%. This compares to a pro forma tax rate of 35.7% for 1994. The decrease resulted from a reduction in the state income tax rate applicable to the Company due to a one-time state tax credit. See Note 12 of Notes to Consolidated Financial Statements.

    As a result of the items mentioned above, pro forma net income for 1995 was $1,361,000, an increase of $223,000, or 19.6%, compared to pro forma net income of $1,138,000 in 1994. As a percentage of revenues, pro forma net income was 7.0% in 1995, compared to 8.4% in 1994.

LIQUIDITY AND  CAPITAL RESOURCES

    The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds and sales of equity securities. In
October 1994, the Company completed a private placement of 176,000 shares of Common Stock, resulting in net proceeds to the Company of $510,000. In March 1995, the Company completed an initial public offering of 1,552,500 shares of its Common Stock at a price of $6.50 per share, resulting in net proceeds to the Company of approximately $8,739,000.

    Since September 1992, the Company has maintained a revolving line of credit with United States National Bank of Oregon. Under the present terms of the line of credit, the Company may borrow up to the lesser of $1,000,000 or 75% of certain eligible accounts receivable collateralizing the line of credit. The Company is also permitted to borrow up to $200,000 to finance up to 80% of the cost of certain equipment. The line of credit, which expires in June 1997, requires the Company to maintain a specified level of working capital and certain debt to net worth ratios. At December 31, 1996, the Company had no borrowings outstanding and was in compliance with all loan covenants. See Note 6 of Notes to Consolidated Financial Statements.

    Cash used in operations was $941,000 in 1996. Cash provided from operations was $59,000 in 1995 and $1,235,000 in 1994. Net income is a major component of cash flow from operations. For the year ended December 31, 1996, increases in accounts receivable of $6,923,000, inventories of $1,034,000, payables and accruals of $3,857,000, and a decrease in prepaids and other assets of $286,000 were the primary components of changes in working capital. For the year ended December 31, 1995, increases in accounts receivable of $784,000, inventories of $1,572,000, payables and accruals of $325,000, and a decrease in prepaids and other assets of $346,000 were the primary components of changes in working capital. For the year ended December 31, 1994, increases in accounts receivable of $507,000, inventories of $52,000, and prepaids and other assets of $66,000, and a decrease in accounts payable and accruals of $109,000 were the primary components of changes in working capital.

    At December 31, 1996, the Company had cash and cash equivalents of $6,420,000 and working capital of $14,806,000.

    Capital expenditures for 1996 were $789,000, compared to $753,000 in 1995 and $493,000 in 1994. Capital expenditures for 1996 were primarily for new product tooling, manufacturing equipment and computer equipment.

    The Company does not presently intend to pay cash dividends to the holders of Common Stock and intends to retain future earnings to finance the expansion and development of its business.

    Although no current understandings or negotiations exist with respect thereto, the Company may in the future enter into joint ventures or make acquisitions in connection with the development and marketing of its products, and may require additional funds in connection therewith, depending upon the circumstances.

    The Company believes that available funds and expected cash flow to be generated from operations, together with borrowings under its line of credit will be adequate to meet the Company's anticipated cash needs through 1997. If the cash flow from such sources is insufficient, if the Company enters into a joint venture or makes an acquisition, or if working capital requirements are greater than anticipated, the Company could be required to raise additional funds. If the Company has insufficient funds for its needs, there can be no assurance that the Company will be able to raise additional funds on favorable terms, if at all, or that it will be able to do so on a timely basis.

FORWARD LOOKING INFORMATION

    This report on Form 10-K, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following:

    PRODUCT COMMERCIALIZATION AND TECHNOLOGICAL CHANGE. The Company believes that its success will depend on its ability to develop and introduce new products that keep pace with technological developments, maintain and enhance its existing product line, respond to evolving customer preferences and requirements, and achieve market acceptance of its products. The failure by the Company to anticipate or respond adequately to technological developments or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company. The Company occasionally has experienced, and may in the future experience, delays in the development and introduction of new products. The success of new products and product enhancements depends on a variety of factors, including product selection and specification, timely and efficient completion of product design, cost effective implementation of manufacturing and assembly processes, and effective sales and marketing efforts through the Company's distribution channels. The Company may not be successful in achieving such factors, which could have a material adverse effect on the Company. Additionally, the Company's products, once developed, may not be successfully manufactured or commercially successful or may become obsolete within a short time after their development.

    LIMITED OPERATING HISTORY; FINANCIAL NEEDS. The Company was incorporated in 1990 and has a limited history of operations. Accordingly, the Company is subject to the risks inherent in a new business enterprise, including the absence of a lengthy operating history, limited liquidity and financial resources, and competition from more established businesses. Although the Company has had profitable operations since 1992, there can be no assurance that the Company will achieve sustained profitability. The Company's operations consume substantial amounts of cash. In the past, the Company has primarily financed its growth and operations through cash flow from operations and private placements and a public offering of equity securities. The Company anticipates that available funds and expected cash flow from operations, together with any borrowings under its line of credit, will be adequate to meet the Company's cash needs through 1997. However, if the cash flow from such sources is insufficient, if the Company enters into a joint venture or makes an acquisition, or if working capital requirements are greater than anticipated, the Company could be required to raise additional financing by means of borrowed funds or sales of securities. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If the Company has insufficient funds for its needs, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. Failure to obtain additional funds when needed could materially adversely affect the Company.

    COMPETITION. The markets in which the Company participates are highly competitive, and the Company expects that it will face increased competition as additional companies enter such markets. As of the date hereof, the Company is aware of at least ten competitors that market computer game control devices for use with personal computer-based entertainment games. The Company believes that price is a significant competitive factor in the market for computer game control devices. Other principal competitive factors include product features, ease of use, realism, reputation and compatibility with computer games. New product introductions or product announcements by the Company's competitors, many of which have substantially greater financial, technical and marketing resources than the Company, could hinder sales and market acceptance of the Company's products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could result in margin pressures and have a material adverse effect on the Company. The Company's competitors may succeed in developing products that are as or more appealing to consumers than the Company's products or which could render the Company's technology and products obsolete or noncompetitive. The Company may not be able to compete successfully in the market, which would have a material adverse effect on the Company.


    DEPENDENCE ON SOFTWARE DEVELOPERS AND PUBLISHERS. A key element of the Company's business strategy is to encourage leading developers of computer game software to include the Company's products in game set-up menus and to utilize the features of the Company's products in their computer game software. Although the programmability of certain of the Company's products allows such products to be used with the game software even if not included in the set-up menus, the failure of software developers to include the Company's products in game set-up menus or to utilize the features of ThrustMaster products in game software could materially adversely affect sales of the Company's products and have a material adverse effect on the Company. Additionally, the Company is dependent on developers and publishers of computer software for cooperation in the development and marketing of new products. The failure of such developers and publishers to cooperate with the Company, or a determination by such developers and publishers to cooperate exclusively with the Company's competitors, could adversely affect the Company's product development and marketing efforts and have a material adverse effect on the Company.

    VARIABILITY IN PERIODIC OPERATING RESULTS. The Company is likely to experience significant fluctuations in future periodic operating results due to a number of factors including, among others, the size or timing of customer orders, delays in product enhancements and new product introductions by the Company, quality control difficulties, market acceptance of new products, product returns, customer order deferrals in anticipation of new products or enhancements, reduction in demand for existing products as a result of new product introductions by others, and general economic conditions. While the effect of these factors on the Company's operating results has been largely obscured to date by the Company's growth, any of these factors could cause quarterly or other periodic operating results to vary significantly from prior periods. The Company's customers generally order on an as-needed basis, and the Company does not typically have a significant order backlog at the beginning of each quarter. Because quarterly revenues are dependent largely on the volume and timing of orders received during such quarter, which may be difficult to forecast, and the Company's operating expenses are based in part on its estimate of future revenues, the Company may be unable to adjust its spending in a timely manner to compensate for a shortfall in revenues. Any significant decrease in customer orders for any reason would have an immediate adverse effect on the Company's results of operations and its ability to maintain profitability.

    SEASONALITY. The Company's business is seasonal. The Company's revenues in the fourth quarter are typically higher than during the first three quarters of each year, related, to a significant extent, to the holiday season. The Company relies on the use of temporary employees to supplement its manufacturing and assembly operations. In the fourth quarter of each year, temporary employees historically have constituted a substantial percentage of the Company's employees. Although the Company has been successful in obtaining adequate numbers of qualified temporary employees in the past, it may not be able to do so in future periods, which could have a material adverse effect on the Company.

    CUSTOMER CONCENTRATION. The Company anticipates that a significant portion of the Company's revenues and accounts receivable will be accounted for by a limited number of key customers, the identity of which may vary from year to year. Although no single customer accounted for more than 10% of the Company's revenues in 1996, the loss of one or more of its key customers or any significant reduction in orders by such customers could have a material adverse effect on the Company's revenues and results of operations.

    DEPENDENCE UPON KEY PERSONNEL. The Company's future success depends to a significant extent on the continued service of its key research and development, management and marketing and sales personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company does not have employment or non-competition agreements with any of its employees.

    PROPRIETARY RIGHTS. The Company regards certain aspects of its products as proprietary and relies on a combination of copyright and trademark laws, patents, trade secrets and confidentiality procedures and agreements to protect its proprietary rights. Despite the Company's efforts to safeguard its proprietary rights, it may not be successful in doing so or the Company's competitors may independently develop or patent technologies that are substantially equivalent or superior to or otherwise circumvent the Company's proprietary rights. Additionally, the confidentiality agreements may not provide meaningful protection for the Company's trade secrets or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such information. Although the Company believes that its products, processes and trademarks do not infringe on the rights of third parties, third parties may assert infringement or other related claims against the Company in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense of defending the same, could materially adversely effect the Company and its ability to market any infringing products.

    OFFSHORE MANUFACTURING. Prior to September 1994, all of the Company's products were assembled in Oregon. In the fourth quarter of 1994, the Company began shipping products manufactured in Taiwan and China by an independent contractor. The Company's use of offshore manufacturing is subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, tariffs, export duties, quotas, restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. The use of an independent contractor to assemble products offshore has required the Company to increase production lead times and has reduced the Company's ability to adjust production in response to short term market conditions. As a result, the failure of the Company to adequately forecast demand for products manufactured offshore could adversely affect its sales and results of operations. In addition, although the Company seeks to control the quality of its products manufactured offshore, quality problems may arise that are beyond the Company's direct control.

    DEPENDENCE UPON SOLE OR LIMITED SUPPLIERS. The Company is dependent on suppliers for components. Certain key components used in the Company's products are obtained by the

Company from sole suppliers. The Company's reliance on a sole or limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and finished products. Any reduction or interruption of or delay in supply could materially adversely affect the Company. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. Substantially all of the components used in the Company's products are purchased from sources located outside the United States. Trading policies adopted by the United States or foreign governments could restrict the availability of components or increase the Company's cost of obtaining them. Any significant increase in component prices or decrease in component availability could materially adversely affect the Company.

    DEPENDENCE UPON INDEPENDENT DISTRIBUTORS AND SALES REPRESENTATIVES. The Company's agreements with independent distributors and sales representatives are nonexclusive and may be terminated by either party without cause. The Company's distributors and sales representatives are not controlled by the Company, are not obligated to purchase products from the Company and may represent other lines of products. These distributors and sales representatives may give higher priority to the sale of other products, including products of competitors.

    INTERNATIONAL SALES. The Company expects to focus an increasing amount of its sales efforts in international markets. The Company expects that any international sales will be subject to the normal risks of foreign sales, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuating exchange rates. Although most of the Company's international revenues are earned in U.S. dollars, a portion is earned in other currencies, primarily German marks. To the extent revenues are earned in currencies other than U.S. dollars, net income may fluctuate due to changes in the value of the U.S. dollar relative to such other currencies.

    LACK OF INDUSTRY DIVERSIFICATION. The Company intends to derive revenues from the sale of products within the personal computer game industry. Failure of anticipated market demand for computer game controllers to materialize could have a material adverse effect on the Company.

    GOVERNMENTAL REGULATION. Certain of the Company's products intentionally transmit radio signals as part of their normal operation. These products are subject to regulatory approval, restrictions on the use of certain frequencies and the creation of interference, and other requirements by the Federal Communications Commission and corresponding authorities in countries in which the products are marketed. Regulatory changes could significantly impact the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                            INDEX TO FINANCIAL STATEMENTS

                           AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----

Report of Independent Accountants                                           20

Consolidated Balance Sheets--As of December 31, 1995 and 1996               21

Consolidated Statements of Income--For each of the three years
    in the period Ended December 31, 1996                                   22

Consolidated Statements of Cash flows--For each of the three years
    in the Period ended December 31, 1996                                   23

Consolidated Statements of Changes in Shareholders' Equity--
    For each of the Three years in the period ended
    December 31, 1996                                                       24

Notes to Consolidated Financial Statements                                  25

Financial Statement Schedule:
    Schedule II--Valuation and Qualifying Accounts--
         For each of the three years in the period ended
         December 31, 1996                                                  36

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
ThrustMaster, Inc.

    We have audited the consolidated financial statements and the financial statement schedule of ThrustMaster, Inc. and Subsidiary listed in the index on page 19 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThrustMaster, Inc. and Subsidiary as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.


                                            COOPERS & LYBRAND L.L.P.

Portland, Oregon
January 24, 1997

                                  THRUSTMASTER, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)



                                                             DECEMBER 31,
                                                      -----------------------
                                                         1995          1996
                                                      ----------     --------
                                        ASSETS

Current assets:
  Cash and cash equivalents .....................     $  8,090       $  6,420
  Accounts receivable, net  .....................        2,897          9,820
  Inventories ...................................        2,526          3,560
  Prepaid expenses and other  ...................          402            109
  Deferred income taxes .........................          104            239
                                                      --------       --------
    Total current assets ........................       14,019         20,148
Plant and equipment, net  .......................        1,058          1,081
Other ...........................................           25             32
                                                      --------       --------
    Total assets ................................     $ 15,102        $21,261
                                                      --------       --------
                                                      --------       --------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................     $  1,203       $  3,021
  Accrued liabilities ...........................          529          2,311
  Current portion - long-term debt ..............           11             10
                                                      --------       --------
    Total current liabilities ...................        1,743          5,342
Long-term debt ..................................           10            --
Deferred income taxes ...........................           38             21
                                                      --------       --------
    Total liabilities ...........................        1,791          5,363
                                                      --------       --------
                                                      --------       --------
Commitments (Notes 9 and 11)
Shareholders' equity:
    Preferred stock, no par value, 5,000,000
    shares authorized; none issued or outstanding           --             --
    Common stock, no par value, 25,000,000 shares
    authorized; 3,952,796 and 4,240,403 shares
    issued and outstanding.......................       11,877         13,301
  Retained earnings .............................        1,434          2,597
                                                      --------       --------
    Total shareholders' equity ..................       13,311         15,898
                                                      --------       --------
    Total liabilities and shareholders' equity...     $ 15,102        $21,261
                                                      --------       --------
                                                      --------       --------


The accompanying notes are an integral part of these consolidated financial statements.

                                  THRUSTMASTER, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                   1994       1995     1996
                                                 -------   --------  -------

Revenues.......................................  $13,582   $ 19,415  $30,821
Cost of goods sold.............................    8,007     11,815   19,592
                                                 -------   --------  -------
  Gross profit.................................    5,575      7,600   11,229
                                                 -------   --------  -------
Operating expenses:
  Research and engineering.....................    1,115      1,845    2,105
  Selling, general and administrative..........    2,689      4,111    5,961
                                                 -------   --------  -------
    Total operating expenses..................     3,804      5,956    8,066
                                                 -------   --------  -------
Income from operations.........................    1,771      1,644    3,163
Interest income................................      --         404      466
                                                 -------   --------  -------
Income before income taxes.....................    1,771      2,048    3,629
Provision for income taxes.....................      --         614    1,370
                                                 -------   --------  -------
    Net income................................   $ 1,771   $  1,434  $ 2,259
                                                 -------   --------  -------
                                                 -------   --------  -------


                                             UNAUDITED PRO FORMA INFORMATION
                                             -------------------------------

Income before income taxes.....................  $1,771    $2,048
Provision for income taxes.....................     633       687
                                                 ------    ------
Net income.....................................  $1,138    $1,361
                                                 ------    ------
                                                 ------    ------
Net income per share (Note 2)..................  $ 0.38    $ 0.32    $  0.49
                                                 ------    ------    -------
                                                 ------    ------    -------
Weighted average shares outstanding (Note 2)...   2,957     4,293      4,647
                                                 ------    ------    -------
                                                 ------    ------    -------


     The accompanying notes are an integral part of these consolidated financial statements.

                                  THRUSTMASTER, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                   Years Ended December 31,
                                                 --------------------------
                                                  1994      1995      1996
                                                 ------    ------    ------
Cash flows from operations:
 Net income                                      $1,771    $1,434    $2,259
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                    198       376       766
    Deferred income taxes                            --       (66)     (152)
    Changes in assets and liabilities:
      Accounts receivable                          (507)     (784)   (6,923)
      Inventories                                   (52)   (1,572)   (1,034)
      Prepaid expenses and other assets             (66)      346       286
      Payables and accrued liabilities             (109)      325     3,857
                                                 ------    ------    ------
        Net cash provided by (used in) operating
        activities                                1,235        59      (941)
                                                 ------    ------    ------
Cash flows from investing activities:
  Purchases of plant and equipment                 (493)     (753)     (789)
                                                 ------    ------    ------
Cash flows from financing activities:
  Payments on long-term debt                        (20)      (56)      (11)
  Proceeds from issuance of common stock            510     8,851        71
  Deferred offering costs.                         (167)       --        --
  Cash dividends                                   (521)     (556)       --
                                                 ------    ------    ------
      Net cash provided by (used in) financing
         activities                                (198)    8,239        60
                                                 ------    ------    ------
      Net increase (decrease) in cash and
         cash equivalents                           544     7,545    (1,670)
Cash and cash equivalents, beginning of year          1       545     8,090
                                                 ------    ------    ------
Cash and cash equivalents, end of year           $  545    $8,090    $6,420
                                                 ------    ------    ------
                                                 ------    ------    ------
Supplemental cash flow information:
    During 1994, the Company acquired equipment in exchange for notes payable of $38.

Cash paid during the year for:
                                  1994       1995      1996
                                  ----       ----      ----
Interest....................      $39        $  3      $  1
Income taxes................       --         376        47


The accompanying notes are an integral part of these consolidated financial statements.

                                  THRUSTMASTER, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS)

                                                   COMMON STOCK
                                                 -----------------   RETAINED
                                                  SHARES    AMOUNT   EARNINGS
                                                 -------   -------   -------
Balance, January 1, 1994........................ 2,016     $   365   $   966
  Proceeds from issuance of common stock........   176         510        --
  Dividends.....................................    --          --      (922)
  Net income....................................    --          --     1,771
                                                 -----     -------   -------
Balance, December 31, 1994...................... 2,192         875     1,815
  Reclassification of S corporation earnings....    --       1,660    (1,660)
  Proceeds from issuance of common stock........ 1,761       8,851        --
  Tax benefits from stock options exercised.....    --         491        --
  Dividends.....................................    --          --      (155)
  Net income....................................    --          --     1,434
                                                 -----     -------   -------
Balance, December 31, 1995...................... 3,953      11,877     1,434
  Proceeds from issuance of common stock........   164          71        --
  Tax benefits from stock options exercised.....    --         257        --
  Stock dividend declared  (Note 2).............   123       1,096    (1,096)
  Net income ...................................    --          --     2,259
                                                 -----     -------   -------
Balance, December 31, 1996...................... 4,240     $13,301    $2,597
                                                 -----     -------   -------
                                                 -----     -------   -------
     The accompanying notes are an integral part of these consolidated financial statements.

                                  THRUSTMASTER, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--THE COMPANY

    The consolidated financial statements include the accounts of ThrustMaster, Inc., (the "Company"), an Oregon corporation, and its wholly-owned subsidiary, ThrustMaster Foreign Sales Corporation. The Company was incorporated on July 31, 1990. The Company designs, develops, manufactures and markets a variety of game controllers, primarily for personal computers, and related equipment.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. All products have a warranty for one year from date of sale covering product defects. Certain sales agreements provide the right to return on unsold merchandise. The Company provides for estimated costs of warranty and returns when products are shipped.

CASH AND CASH EQUIVALENTS.   Cash equivalents consist of highly liquid debt
instruments purchased with an original maturity of three months or less. The Company's cash equivalents are in high quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk.

INVENTORIES. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Finished goods are costed using standard cost, which approximates the first-in, first-out method of accounting.

PLANT AND EQUIPMENT. Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years). Replacements and improvements which extend the useful life are capitalized. Maintenance and repairs and routine replacements are expensed as incurred. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains and losses are reflected in operations.

RESEARCH AND ENGINEERING EXPENSE. Research and engineering costs are charged to operations as incurred.

PER SHARE DATA.    Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include common stock to be issued upon the exercise of the common stock options and warrants discussed in
Note 10. On January 21, 1997, the Company's board of directors declared a 3% stock dividend payable to shareholders of record on February 14, 1997. Share, per share, common stock, stock option and warrant amounts have been restated to reflect the effect of this stock dividend.

UNAUDITED PRO FORMA FINANCIAL INFORMATION AND INCOME TAXES. As more fully described in Note 12, the Company was treated as a Small Business Corporation (S corporation) for income tax purposes from January 1, 1991 through December 31, 1994. The unaudited pro forma financial

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES, CONTINUED;

information reflects an estimate of the Company's financial results that would have been reported had the Company been a C corporation for all periods presented.

RECLASSIFICATIONS. Certain operating expense categories for the years ended December 31, 1994 and 1995 on the Consolidated Statements of Income have been reclassified in order to conform to the 1996 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3--CONCENTRATION OF CREDIT RISK, FOREIGN OPERATIONS, AND MAJOR CUSTOMER INFORMATION

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

    The Company's accounts receivable are primarily from a small number of computer wholesale distributors and software specialty stores located in the United States, Canada, and western Europe. Management believes that any risk of loss is significantly reduced by its ongoing credit evaluations of its customer's financial condition.

    In 1995 product sales to two customers each accounted for approximately 10% of revenues. In 1994 and 1996, no customer individually accounted for more than 10% of revenues.

    The Company operates in a single industry segment comprising interactive control devices for use with personal computer entertainment software. Certain of the Company's products are manufactured and assembled in Taiwan and China by an independent contractor. Products manufactured and assembled by this vendor approximated 37.6% and 74.3% of total products in 1995 and 1996, respectively.

    Net revenue by geographic region and as a percentage of total revenue for each region outside the United States that constituted more than 10% of the Company's total revenue is as follows:

                                       YEARS ENDED DECEMBER 31,
                                       --------------------------
                                        1994      1995       1996
                                        ----      ----       ----
Net revenue by geographic region:
    Europe.....................        $1,361    $2,489    $10,225
    Asia.......................         1,435     1,580      1,634
Net revenue as a percentage of total
  Revenue:
    Europe.....................          10.0%     12.8%      33.2%
    Asia.......................          10.6       8.1        5.3

NOTE 4--Inventories

    Inventories are as follows:
                                            DECEMBER 31,
                                       ---------------------
                                         1995          1996
                                       ------         ------
Raw materials........................  $1,493         $  762
Work-in-progress.....................     244             90
Finished goods.......................     789          2,708
                                       ------         ------
                                       $2,526         $3,560
                                       ------         ------
                                       ------         ------

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                          DECEMBER 31,
                                       ----------------
                                        1995      1996
                                       ------    ------
 Computers and other equipment.......  $  752    $1,075
 Tooling.............................     858     1,209
 Furniture and fixtures..............     115       230
                                       ------    ------
                                        1,725     2,514
 Accumulated depreciation............    (667)   (1,433)
                                       ------    ------
                                       $1,058    $1,081
                                       ------    ------
                                       ------    ------

NOTE 6--ANK LINE OF CREDIT

    At December 31, 1996, the Company had a revolving line of credit with a bank which provides for borrowings up to the lesser of one million dollars or 75% of eligible receivables. The Company also may borrow up to two hundred thousand dollars to finance up to 80% of the cost of certain equipment. No amounts were outstanding under this line at December 31, 1996. Interest is at the bank's prime lending rate which was 8.25% at December 31, 1996. Borrowings under the agreement are collateralized by substantially all of the Company's assets. Loan covenants under the agreement include maintaining a defined level
of working capital and maximum debt to tangible net worth ratio.   At December
31, 1996, the Company had no borrowings outstanding.

NOTE 7--ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                    DECEMBER 31,
                                                 ----------------
                                                  1995      1996
                                                 -----     ------
Accrued payroll and payroll liabilities.......   $103      $  132
Accrued  bonuses .............................    129         460
Warranty reserve..............................    192         365
Federal and state income taxes................     --         977
Other liabilities.............................    105         377
                                                 -----     ------
                                                 $529      $2,311
                                                 -----     ------
                                                 -----     ------

NOTE 7--ACCRUED LIABILITIES, CONTINUED;

    A portion of the compensation paid by the Company to certain officers is determined based upon the Company's revenues and net income for the year. The Company recorded expense of $99 in 1994, $118 in 1995, and $251 in 1996 related to such amounts.

NOTE 8--LONG-TERM DEBT

    Long-term debt is comprised of a note payable to an equipment manufacturer payable in monthly installments of $1 with interest at 9%. The note is collateralized by the related equipment and matures in November 1997.

NOTE 9--COMMITMENTS

    The Company leases facilities under non-cancelable operating leases with escalation clauses. The Company also leases equipment under operating leases. The following is a schedule by years, through expiration of the lease, of future minimum lease payments required under these leases as of December 31, 1996:

          1997...........................................  $366
          1998...........................................   368
          1999...........................................   348
          2000...........................................   345
          2001...........................................   352

    Under the agreements for the lease of its office, production, and distribution facilities, the Company is obligated to the lessor for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rental expense totaled $148, $239, and $236 for the years ended December 31, 1994, 1995, and 1996.

NOTE 10--COMMON AND PREFERRED STOCK

INITIAL PUBLIC OFFERING. In March, 1995, the Company completed an initial public offering of 1,552,500 shares of Common Stock which generated net proceeds of $8,739.

STOCK DIVIDEND. In January, 1997, the Company declared a 3% stock dividend. See Note 2.

STOCK OPTION PLANS. In July 1994, the Company adopted a new stock option plan for employees (the "1994 Stock Option Plan") and a separate option plan for directors (the "Directors' Stock Option Plan"). The Company reserved 400,000 shares for the 1994 Stock Option Plan and 160,000 shares for the Director's Stock Option Plan. The 1994 Stock Option Plan provides for incentive stock option and nonqualified options to be granted. The Company had previously made grants under a nonqualified plan adopted in 1990 in which 1,200,000 shares had been reserved. In July 1994, any ungranted options and any future forfeitures under the 1990 option plan were transferred to the 1994 Stock Option Plan.

    The stock option plans generally require the price of options to be at the estimated fair market value of the stock at the date of grant. Options have a maximum duration of ten years (five

NOTE 10--COMMON AND PREFERRED STOCK, CONTINUED;

years under certain circumstances) and may be exercised in varying amounts over the vesting periods.

    The following table summarizes stock option transactions:

                                                        NUMBER OF SHARES
                                                      -------------------
                                                       UNDER    AVAILABLE
                                                       OPTION   FOR GRANT
                                                      --------  ---------
Balance, December 31, 1993.........................   768,000     180,000
Authorization of additional shares.................        --     560,000
Granted ($3.00 per share)..........................    32,000     (32,000)
Exercised ($0.25 to $0.28 per share)...............      (896)         --
Canceled...........................................   (31,904)     31,904
                                                      --------  ---------
Balance, December 31, 1994.........................   767,200     739,904
Granted ($8.75 to $8.875)..........................   126,500    (126,500)
Exercised ($  0.25 to $  2.50 per share)...........   (207,400)        --
Canceled...........................................     (6,100)     6,100
                                                      --------  ---------
Balance,  December 31, 1995........................   680,200     619,504
Granted ($4.125 to $7.625).........................   331,000   (331,000)
Exercised ($  0.25 to $  0.75 per share)...........   (164,100)        --
Canceled...........................................   (134,500)   134,500
Effect of 3% stock dividend declared (See Note 2)..      1,378    (1,378)
                                                      --------  ---------
Balance,  December 31, 1996........................    713,978    421,626
                                                      --------  ---------
                                                      --------  ---------

    The exercise price of the outstanding options at December 31, 1996 ranged between $0.24 and $8.62 per share. The weighted average exercise price of outstanding options was $2.69 at December 31, 1996.

    During 1995, warrants to purchase 139,050 shares were granted at a price of $7.57 per share after giving effect to the stock dividend discussed in Note 2.

    The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants of options under the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                              1995     1996
                                            ------    ------

Net income - as reported.................   $1,361    $2,259
Net income - pro forma...................    1,304     2,173
Net income per share - as reported.......     0.32      0.49
Net income per share - pro forma.........     0.30      0.47

NOTE 11--CONSULTING AGREEMENT

    In December 1993, the Company entered into a consulting agreement with a company owned entirely by a shareholder and former chief executive officer. . The agreement terminated in February, 1996. Under the agreement, services included providing product concepts and consulting and assistance on product design. Payments of $189, $205, and $36 were made pursuant to the agreement in 1994, 1995, and 1996

NOTE 12--INCOME TAXES

    Prior to January 1, 1991, the Company was treated for federal and state income tax purposes as a C corporation. From January 1, 1991 through December 31, 1994, the Company was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, the Company's earnings from January 1, 1991 through December 31, 1994 have been, for federal and certain state income tax purposes, taxed directly to the Company's shareholders, at their individual federal and state income tax rates, rather than to the Company. Effective January 1, 1995 (the "Termination Date"), the Company's S corporation status was terminated. Subsequent to the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

    Under the provisions of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (Statement 109) issued by the Financial Accounting Standards Board, the Company was required to provide for deferred taxes, arising from the cumulative temporary differences between financial reporting and tax reporting, by recording a benefit for income taxes for such deferred taxes in its statement of income in the period in which the Termination Date occurred. The amount of this benefit during the year ended December 31, 1995 was $73.

    The provision for income taxes computed in accordance with Statement 109 is as follows.

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                            1994      1995      1996
                                            ----      ----      ----
                                       (UNAUDITED  PRO FORMA INFORMATION)

Current payable:
  Federal.................................. $533      $613      $1,256
  State....................................  121        67         266
                                            ----      -----     ------
  Total current............................  654       680       1,522
                                            ----      -----     ------
Deferred:
  Federal..................................  (17)        6        (126)
  State....................................   (4)        1         (26)
                                            ----      -----     ------
  Total deferred...........................  (21)        7        (152)
                                            ----      -----     ------
    Total.................................  $633      $687      $1,370
                                            ----      -----     ------
                                            ----      -----     ------

NOTE 12--INCOME TAXES, CONTINUED;

    A reconciliation of the statutory federal income tax rate to the Company's pro forma effective income tax rate is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                        1994    1995    1996
                                                        ----    ----    ----
                                                      (UNAUDITED PRO
                                                     FORMA INFORMATION)

Federal statutory rate .............................   34.0%    34.0%   34.0%
State income taxes, net of federal
  income tax benefit................................    4.4      2.2     4.4
Effect of research and development
  tax credit and other..............................   (2.7)    (2.7)    (.6)
                                                       ----     ----    ----
Pro forma effective income tax rate ................   35.7%    33.5%   37.8%
                                                       ----     ----    ----
                                                       ----     ----    ----


     Deferred income taxes result from items of income or expense being reported for income tax purposes in different periods than they are reported for financial reporting purposes. The primary temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                              1995        1996
                                                             ------      ------
   Deferred tax asset:
      Warranty reserve, inventory reserve,
        and other accrued liabilities. . . . . . . . . . . .  $(274)      $(624)

   Deferred tax liability:
      Excess tax over book depreciation
         and amortization  . . . . . . . . . . . . . . . . .    100          28

NOTE 13--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Selected unaudited and pro forma financial information for each of the quarters is as follows. Pro forma net income per share and net income per share data has been adjusted to reflect the stock dividend discussed in Note 2.




                                                                     THREE MONTHS ENDED
                                                 ---------------------------------------------------------
                                                 MARCH 31,      JUNE 30,       SEPTEMBER 30,  DECEMBER 31,
                                                 ---------      --------       -------------  ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1994
 Revenues.....................................   $2,570         $2,608            $3,327        $ 5,077
 Cost of goods sold...........................    1,544          1,522             1,854          3,087
 Operating expenses...........................      822            828               939          1,215
 Net income...................................      204            258               534            775
 Pro forma net income.........................      129            163               335            511
     Pro forma net income per share.             $ 0.05         $ 0.06            $ 0.12        $  0.17
1995
 Revenues.....................................   $3,701         $4,277            $5,033        $ 6,404
 Cost of goods sold...........................    2,222          2,499             2,943          4,151
 Operating expenses...........................    1,254          1,418             1,512          1,772
 Pro forma net income.........................      173            307               475            406
 Pro forma net income per share...............   $ 0.05         $ 0.07            $ 0.10        $  0.09
1996
 Revenues.....................................   $4,564         $4,250            $6,931        $15,076
 Cost of goods sold...........................    2,970          2,615             4,142          9,865
 Operating expenses...........................    1,538          1,564             1,930          3,034
 Net income...................................      101            111               626          1,421
 Net income per share.........................   $ 0.02         $0 .02            $0 .14        $  0.30





 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this item is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of this Report:

(1)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

        See index on page 19.

(2)     EXHIBITS


Number                        Description
------                        -----------

    *3.1 Articles of Incorporation, dated July 23, 1990; Articles of Amendment, dated December 15, 1990; Articles of Amendment, dated July 7, 1992; Articles of Amendment, dated July 7, 1993; Articles of Amendment , dated December 14, 1994

     3.2    Amended and Restated Bylaws

    *4.1 Description of Capital Stock contained in the Articles of Incorporation and Amendments thereto (See Exhibit 3.1)

     4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

    *4.3    Form of Certificate for Shares of Common Stock

    *4.4 Form of Representatives' Warrant Agreement among the Company, Cruttenden Roth and Black & Company, Inc.

    *10.1 Consulting Agreement, dated December 1, 1993, between the Company and BOCAR, Inc.

    *10.2   1994 Incentive Compensation Plan, dated December 21, 1993

    *10.3   Directors' Nonqualified Stock Option Plan, dated July 19, 1994

    *10.4   1994 Stock Option Plan, dated July 19, 1994


-------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

    10.5 Letter agreement, dated May 16, 1996 from United States National Bank of Oregon to the Company regarding a revolving line of credit

    *10.6 Voicecom Development Agreement, dated November 4, 1994, between the Company and Advanced Protocol Systems, Inc.

    10.7 1990 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 5, 1995 (File No. 33-93082))

    10.8 Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the Company, as amended

    10.9    Summary of 1997 Bonus Program

    11.1    Statement Regarding Computation of Per Share Earnings

    21      List of Subsidiaries

    23      Consent of Independent Accountants

    27      Financial Data Schedule

--------------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

(b)     Reports on Form 8-K:

        No reports on Form 8-K have been filed during the last quarter of 1996.

                                                                Schedule II
                                  THRUSTMASTER, INC.


                          VALUATION AND QUALIFYING ACCOUNTS

                                    (In thousands)






                                          BEGINNING  CHARGES TO  DEDUCTIONS    ENDING
                                  YEAR     BALANCE    EXPENSE    WRITE-OFFS    BALANCE
                                  ----    ---------  ----------  ----------    -------
Allowance for doubtful
accounts:
                                  1996      $  7        $122        $(115)    $  14
                                  1995        --           8           (1)        7
                                  1994        --          11          (11)       --
Reserve for warranty
expense and sales returns:
                                  1996       192         173           --       365
                                  1995       229          --          (37)      192
                                  1994       166          63           --       229




                                      SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  THRUSTMASTER, INC.

Date:  March 20, 1997

                                       By    /s/ KENT E. KOSKI
                                            ------------------------
                                                 Kent E. Koski
                                  Vice President--Finance and Administration
                                  Chief Financial Officer and Secretary

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/  C. Norman Winningstad        Chairman of the Board         March 20, 1997
---------------------------
      C. Norman Winningstad

/s/   Stephen A. Aanderud         President, Chief Executive    March 20, 1997
---------------------------       Officer, and Director
      Stephen A. Aanderud

/s/   Robert L. Carter            Director                 March 20, 1997
---------------------------
      Robert L. Carter

/s/   Graham Dorland              Director                 March 20, 1997
---------------------------
      Graham Dorland

/s/   Merrill A. McPeak           Director                 March 20, 1997
---------------------------
      Merrill A. McPeak

/s/   G. Gerald Pratt             Director                 March 20, 1997
     ---------------------------
      G. Gerald Pratt

/s/   Milton R. Smith             Director                 March 20, 1997
---------------------------
      Milton R. Smith

/s/   Frederick M. Stevens        Director                 March 20, 1997
---------------------------
      Frederick M. Stevens

/s/   Kent E. Koski               Vice President--Finance  March 20, 1997
---------------------------       and Administration,
      Kent E. Koski               Chief Financial Officer
                                  and Secretary