Form 10-Q
period 1997-03-31
THRUSTMASTER INC
filed 1997-05-08
CIK 932290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                                    -------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                           Commission File Number   0-25520
                                                    -------

                                    -------------

                                  THRUSTMASTER, INC.
                (Exact name of registrant as specified in its charter)

         OREGON                                           93-1040330
(State or jurisdiction of                               (IRS Employer
incorporation or organization)                        Identification No.)

                           7175 N.W. EVERGREEN PARKWAY #400
                            HILLSBORO, OREGON, 97124-5839
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (503) 615-3200
                           (Registrant's telephone number)

                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common stock, no par value                     4,254,788 shares
          (Class)                          (Outstanding at April 30, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  THRUSTMASTER, INC.

                                  Index to Form 10-Q

PART I -- FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1. Financial Statements

        Consolidated Balance Sheets........................................    2

        Consolidated Statements of Income..................................    3

        Consolidated Statements of Cash Flows..............................    4

        Consolidated Statements of Changes in Shareholders' Equity.........    5

        Notes to Consolidated Financial Statements.........................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operation.......................    7


PART II -- OTHER INFORMATION ..............................................   10


SIGNATURES ................................................................   11

                                  THRUSTMASTER, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


                                                      March 31,    December 31,
                                                         1997           1996
                                                     -----------   ------------
                                                     (unaudited)

                                        ASSETS

Current assets:
  Cash and cash equivalents                              $ 7,373       $ 6,420
  Accounts receivable, net                                 4,573         9,820
  Inventories                                              4,393         3,560
  Prepaid expenses and other                                 310           109
  Deferred income taxes                                      245           239
                                                         -------       -------
    Total current assets                                  16,894        20,148

Plant and equipment, net                                   1,239         1,081
Other                                                         31            32
                                                         -------       -------
    Total assets                                         $18,164       $21,261
                                                         -------       -------
                                                         -------       -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  1,021      $  3,021
  Accrued liabilities                                        884         2,311
  Current portion - long-term debt                             7            10
                                                         -------       -------
    Total current liabilities                              1,912         5,342
Deferred income taxes                                         22            21
                                                         -------       -------
    Total liabilities                                      1,934         5,363
                                                         -------       -------
Shareholders' equity:
  Preferred stock                                              -             -
  Common stock                                            13,344        13,301
  Retained earnings                                        2,886         2,597
                                                         -------       -------
    Total shareholders' equity                            16,230        15,898
                                                         -------       -------
    Total liabilities and shareholders' equity           $18,164       $21,261
                                                         -------       -------
                                                         -------       -------


The accompanying notes are an integral part of these consolidated financial statements.

                                  THRUSTMASTER, INC.
                          CONSOLIDATED  STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                     (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                           1997           1996
                                                          ------        ------
Revenues                                                  $6,272        $4,564
Cost of goods sold                                         3,786         2,970
                                                          ------        ------
Gross profit                                               2,486         1,594

Operating expenses:
    Research and engineering                                 673           475
    Selling, general and administrative                    1,435         1,063
                                                          ------        ------
Total operating expenses                                   2,108         1,538
                                                          ------        ------
Income from operations                                       378            56
Interest income                                               80           106
                                                          ------        ------
Income before income taxes                                   458           162
Provision for income taxes                                   169            61
                                                          ------        ------
Net income                                                $  289        $  101
                                                          ------        ------
                                                          ------        ------

  Net income per share                                    $ 0.06        $ 0.02
                                                          ------        ------
                                                          ------        ------

  Weighted average shares outstanding                      4,727         4,545
                                                          ------        ------
                                                          ------        ------


The accompanying notes are an integral part of these consolidated financial statements.

                                 THRUSTMASTER, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                           1997           1996
                                                                         ------         ------
 Cash flows from operating activities:
   Net income                                                            $  289         $  101
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
       Depreciation                                                         124            135
       Deferred income taxes                                                 (5)            --
       Changes in assets and liabilities:
         Accounts receivable                                              5,248            113
         Inventories                                                       (833)           164
         Prepaid expenses and other assets                                 (202)            (2)
         Payables and accrued liabilities                                (3,388)          (840)
                                                                         ------         ------
           Net cash provided by (used in) operating activities            1,233           (329)
 Cash flows from investing activities:
   Purchase of plant and equipment                                         (282)          (107)
                                                                         ------         ------

 Cash flows from financing activities:
   Payment on long-term debt                                                 (3)            (3)
   Proceeds from issuance of common stock                                     5             26
                                                                         ------         ------
           Net cash provided by financing activities                          2             23
                                                                         ------         ------
           Net increase (decrease) in cash and cash
                   equivalents
                                                                            953           (413)
 Cash and cash equivalents, beginning of period                           6,420          8,090
                                                                         ------         ------
 Cash and cash equivalents, end of period                                $7,373         $7,677
                                                                         ------         ------
                                                                         ------         ------

The accompanying notes are an integral part of these consolidated financial statements.

                                 THRUSTMASTER, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (In thousands)
                                     (Unaudited)



                                             Common Stock
                                           ----------------       Retained
                                           Shares    Amount       Earnings
                                           ------   -------       --------

Balance, January 1, 1997                    4,240   $13,301         $2,597

Stock options exercised                        14         5             --

Tax benefits from stock options exercised      --        38             --

Net income                                     --        --            289
                                            -----   -------         ------
Balance, March 31, 1997                     4,254   $13,344         $2,886
                                            -----   -------         ------
                                            -----   -------         ------









The accompanying notes are an integral part of these consolidated financial statements.

                                  THRUSTMASTER, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except per share data)

NOTE 1  --  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of ThrustMaster, Inc., and its wholly-owned subsidiary, ThrustMaster Foreign Sales Corporation, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2  --  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

                                                  March 31,        December 31,
                                                    1997               1996
                                                  ---------        ------------
         Raw materials                              $  612           $  762
         Work in progress                               64               90
         Finished goods                              3,717            2,708
                                                    ------           ------
                                                    $4,393           $3,560
                                                    ------           ------
                                                    ------           ------

NOTE 3  --  Impact of Recently Issued Accounting Standards

    During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128) which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's 1997 fiscal year. The impact, if any, of adoption of SFAS 128 on the Company's financial statements has not yet been determined.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
    The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Income:

                                                       Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                     1997             1996
                                                     ----             ----

    Revenues                                        100.0%           100.0%
    Cost of goods sold                               60.4             65.1
                                                     ----             ----
    Gross profit                                     39.6             34.9
    Operating expenses:
        Research and engineering                     10.7             10.4
        Selling, general and administrative          22.9             23.3
                                                     ----             ----
    Total operating expenses                         33.6             33.7
                                                     ----             ----
    Income from operations                            6.0              1.2
    Interest income                                   1.3              2.3
                                                     ----             ----
    Income before income taxes                        7.3              3.5
    Provision for income taxes                        2.7              1.3
                                                     ----             ----
    Net income                                        4.6%             2.2%
                                                     ----             ----
                                                     ----             ----

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

    Revenues for the three months ended March 31, 1997 were $6,272,000, an increase of $1,708,000, or 37.4%, compared to $4,564,000 for the three months ended March 31, 1996. Revenues increased primarily due to increases in foreign sales of the Company's products.

    Gross profit for the three months ended March 31, 1997 was $2,486,000, an increase of $892,000, or 56.0%, compared to $1,594,000 for the three months ended March 31, 1996. As a percentage of revenues, the gross profit margin percentage was 39.6% for the three months ended March 31, 1997 and 34.9% for the three months ended March 31, 1996. The gross profit margin percentage increased primarily because the Company's newer products, and current product mix have higher gross margins.

    Total operating expenses for the three months ended March 31, 1997 were $2,108,000, an increase of $570,000, or 37.1%, compared to $1,538,000 for the three
months ended March 31, 1996. As a percentage of revenues, total operating expenses were 33.6% for the quarter ended March 31, 1997, approximately equal to 33.7% for the quarter ended March 31, 1996.

    Research and engineering expenses were $673,000 for the quarter ended March 31, 1997, an increase of $198,000, or 41.7%, compared to $475,000 for the quarter ended March 31, 1996. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses increased to 10.7% for the quarter ended March 31, 1997, compared to 10.4% for the quarter ended March 31, 1996.

    Selling, general and administrative expenses were $1,435,000 for the three months ended March 31, 1997, an increase of $372,000, or 35.0%, compared to $1,063,000 for the quarter ended March 31, 1996. Sales and marketing expenses increased due to higher amounts of selling expenses associated with greater revenues, and increases in other merchandising and marketing expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 22.9% for the quarter ended March 31, 1997, compared to 23.3% for the quarter ended March 31, 1996.

    Interest income for the three-month periods ended March 31, 1997 and 1996 was derived from the investment of the cash balances of the Company.

    The provision for income taxes for the three-month period ended March 31, 1997, reflects an effective tax rate of 36.9%. This compares to a tax rate of 37.7% for the three-month period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

    The Company has a credit facility with U.S. National Bank of Oregon. Under present terms, the Company may borrow up to the lesser of $1,000,000 or 75% of certain eligible receivables collateralizing the facility. The credit facility, which is scheduled for review in September 1997, requires the Company to maintain certain working capital and debt to equity ratios. At March 31, 1997 there were no borrowings outstanding and the Company was in compliance with all bank loan covenants.

    Net cash provided by operating activities was $1,233,000 for the three months ended March 31, 1997, resulting primarily from net income of $289,000, a decrease in accounts receivable of $5,248,000, an increase in inventory of $833,000 and a decrease in payables and accrued liabilities of $3,388,000.

    Capital expenditures for the three-month period ended March 31, 1997 were $282,000 compared to $107,000 for the same period in the prior year. These expenditures were primarily for new product tooling and computer equipment.

    The Company believes that available funds together with borrowings under its credit facility will be adequate to meet the Company's anticipated cash needs during the next 12 month period.

    This Report on Form 10-Q contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to future events and financial performance. The following important factors, among others, could affect the Company's actual results and could cause such results to differ materially from those expressed in the Company's forward-looking statements: product commercialization and technological change, limited operating history and financial needs, competition, dependence on software developers and publisher, variability in periodic operating results, seasonality, customer concentration, dependence upon key personnel, proprietary rights, offshore manufacturing, dependence upon sole or limited suppliers, dependence upon independent distributors and sales representatives, international sales, lack of industry diversification and governmental regulation. These factors are discussed in greater detail in the Company's Report on Form 10-K for the fiscal year December 31, 1996.

PART II  --  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


    Number                        Description
    ------                        -----------

      *3.1 Articles of Incorporation, dated July 23, 1990; Articles of Amendment, dated December 15, 1990; Articles of Amendment, dated July 7, 1992; Articles of Amendment, dated July 7, 1993; Articles of Amendment , dated December 14, 1994

     **3.2    Amended and Restated Bylaws

      *4.1 Description of Capital Stock contained in the Articles of Incorporation and Amendments thereto (See Exhibit 3.1)

     **4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

      *4.3    Form of Certificate for Shares of Common Stock

      *4.4 Form of Representatives' Warrant Agreement among the Company, Cruttenden Roth and Black & Company, Inc.

     *10.1 Consulting Agreement, dated December 1, 1993, between the Company and BOCAR, Inc.

     *10.3    Directors' Nonqualified Stock Option Plan, dated July 19, 1994

     *10.4    1994 Stock Option Plan, dated July 19, 1994

    **10.5 Letter agreement, dated May 16, 1996 from United States National Bank of Oregon to the Company regarding a revolving line of credit

     *10.6 Voicecom Development Agreement, dated November 4, 1994, between the Company and Advanced Protocol Systems, Inc.

    **10.7 1990 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 5, 1995 (File No. 33-93082))

    **10.8 Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the Company, as amended

    **10.9    Summary of 1997 Bonus Program

        27    Financial Data Schedule
_________________________

*Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

** Incorporated by reference to the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the period for which this report is filed.




SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THRUSTMASTER, INC.

Date:  May 8, 1997                          By   /s/ Kent E. Koski
Kent E. Koski                                  ---------------------------

                                            Vice President of Finance and
                                            Administration Chief Financial
                                            Officer