Form 10-Q
period 1997-06-30
THRUSTMASTER INC
filed 1997-08-11
CIK 932290

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                 -------------

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended June 30, 1997

                       Commission File Number   0-25520
                                 -------------

                              THRUSTMASTER, INC.
            (Exact name of registrant as specified in its charter)

     OREGON                                                     93-1040330
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
                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common stock, no par value                   4,276,930 shares
              (Class)                      (Outstanding at July 31, 1997)
-------------------------------------------------------------------------------

                              THRUSTMASTER, INC.

                              Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Item 1.  Financial Statements

         Consolidated Balance Sheets...................................... 2

         Consolidates Statements of Income................................ 3

         Consolidated Statements of Cash Flows............................ 4

         Consolidated Statements of Changes in Shareholders' Equity....... 5

         Notes to Consolidated Financial Statements....................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation..................................... 7

PART II - OTHER INFORMATION............................................... 11

SIGNATURES................................................................ 13

                               THRUSTMASTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                    June 30,      December 31,
                                                      1997            1996
                                                   -----------    ------------
                                                   (unaudited)

                                    ASSETS
Current assets:
  Cash and cash equivalents                         $  7,994      $  6,420
  Accounts receivable, net                             5,485         9,820
  Inventories                                          3,457         3,560
  Prepaid expenses and other                             158           109
  Deferred income taxes                                  252           239
                                                    --------      --------
    Total current assets                              17,346        20,148

Plant and equipment, net                               1,407         1,081
Other                                                     31            32
                                                    --------      --------
    Total assets                                    $ 18,784      $ 21,261
                                                    --------      --------
                                                    --------      --------


                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                  $  1,396       $  3,021
  Accrued liabilities                                    747          2,311
  Current portion - long-term debt                         4             10
                                                    --------       --------
    Total current liabilities                          2,147          5,342
Deferred income taxes                                     23             21
                                                    --------       --------
    Total liabilities                                  2,170          5,363
                                                    --------       --------
Shareholders' equity:
  Preferred stock                                          -              -
  Common stock                                        13,399         13,301
  Retained earnings                                    3,215          2,597
                                                    --------       --------
    Total shareholders' equity                        16,614         15,898
                                                    --------       --------
Total liabilities and shareholders' equity          $ 18,784       $ 21,261
                                                    --------       --------
                                                    --------       --------


The accompanying notes are an integral part of these consolidated financial statements.



                                                      THRUSTMASTER, INC.
                                              CONSOLIDATED  STATEMENTS OF INCOME
                                             (In thousands, except per share data)
                                                          (Unaudited)

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                    June 30,
                                                           --------------------          ------------------
                                                            1997           1996           1997         1996
                                                            ----           ----           ----         ----
Revenues                                                   $7,149         $4,250        $13,421        $8,814
Cost of goods sold                                          4,480          2,615          8,266         5,585
                                                           ------         ------        -------        ------
Gross profit                                                2,669          1,635          5,155         3,229

Operating expenses:
    Research and engineering                                  531            408          1,204           883
    Selling, general and administrative                     1,713          1,156          3,148         2,219
                                                           ------         ------        -------        -------
Total operating expenses                                    2,244          1,564          4,352         3,102

Income from operations                                        425             71            803           127
Interest income                                                99            107            179           213
                                                           ------         ------        -------        -------
Income before income taxes                                    524            178            982           340
Provision for income taxes                                    195             67            364           128
                                                           ------         ------        -------        -------
Net income                                                 $  329         $  111        $   618        $  212
                                                           ------         ------        -------        -------
                                                           ------         ------        -------        -------
  Net income per share                                     $ 0.07         $ 0.02        $  0.13        $ 0.05
                                                           ------         ------        -------        -------
                                                           ------         ------        -------        -------
  Weighted average shares outstanding                       4,762          4,554          4,740          4,553
                                                           ------         ------        -------        -------
                                                           ------         ------        -------        -------


The accompanying notes are an integral part of these consolidated financial statements.

                                          THRUSTMASTER, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)



                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
                                                               1997        1996
                                                               -----       -----
Cash flows from operating activities:
  Net income                                                 $  618      $  212
  Adjustments to reconcile net income to net cash provided
    Provided by (used in) operating activities:
      Depreciation                                              260         271
      Deferred income taxes                                     (11)         --
      Changes in assets and liabilities:
        Accounts receivable                                   4,335        (153)
        Inventories                                             103         549
        Prepaid expenses and other assets                       (48)         38
        Payables and accrued liabilities                     (3,119)       (969)
                                                             ------      ------
          Net cash provided by (used in)
            operating activities                              2,138         (52)
Cash flows from investing activities:
  Purchase of plant and equipment                              (586)       (332)
                                                             ------      ------
Cash flows from financing activities:
  Payment on long-term debt                                      (6)         (5)
  Proceeds from issuance of common stock                         28         227
                                                             ------      ------
          Net cash provided by financing activities              22         222
                                                             ------      ------
          Net increase (decrease) in cash and cash
                  equivalents
                                                              1,574        (162)
Cash and cash equivalents, beginning of period                6,420       8,090
                                                             ------      ------
Cash and cash equivalents, end of period                     $7,994      $7,928
                                                             ------      ------
                                                             ------      ------


The accompanying notes are an integral part of these consolidated financial statements.


                              THRUSTMASTER, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (In thousands)
                                 (Unaudited)


                                                               Common Stock              Retained
                                                           Shares        Amount          Earnings
                                                           ------        ------          --------
Balance, January 1, 1997                                   4,240        $13,301         $2,597

Stock options exercised                                       27             28             --

Tax benefits from stock options exercised                     --             70             --

Net income                                                    --             --            618
                                                           -----        -------         ------
Balance, June 30, 1997                                     4,267        $13,399         $3,215
                                                           -----        -------         ------
                                                           -----        -------         ------



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

NOTE 2  --  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):


                                                  June 30,     December 31,
                                                   1997           1996
                                                  ------         ------
Raw materials                                     $  812         $  762
Work in progress                                      80             90
Finished goods                                     2,565          2,708
                                                  ------         ------
                                                  $3,457         $3,560
                                                  ------         ------
                                                  ------         ------



NOTE 3  --  Impact of Recently Issued Accounting Standards

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure "(SFAS 129"), which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Income:


                                                              Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                              -------------------           -------------------
                                                              1997           1996           1997           1996
                                                             ------         ------         ------         ------
Revenues                                                      100.0%         100.0%         100.0%         100.0%
Cost of goods sold                                             62.7           61.5           61.6           63.4
                                                              -----          -----          -----          -----
Gross profit                                                   37.3           38.5           38.4           36.6

Operating expenses:
    Research and engineering                                    7.4            9.6            9.0           10.0
    Sales, general and administrative                          24.0           27.2           23.4           25.2
                                                              -----          -----          -----          -----
Total operating expenses                                       31.4          36. 8           32.4           35.2
                                                              -----          -----          -----          -----
Income from operations                                          5.9            1.7            6.0            1.4
Interest income                                                 1.4            2.5            1.3            2.5
                                                              -----          -----          -----          -----
Income before income taxes                                      7.3            4.2            7.3            3.9
Provision for income taxes                                      2.7            1.6            2.7            1.5
                                                              -----          -----          -----          -----
Net income                                                      4.6%           2.6%           4.6%           2.4%
                                                              -----          -----          -----          -----
                                                              -----          -----          -----          -----



COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

     Revenues for the three months ended June 30, 1997 were $7,149,000, an increase of $2,899,000, or 68.2%, compared to $4,250,000 for the three months ended June 30, 1996. Revenues grew due to both increasing demand for the Company's core products and additional sales into the warehouse-club distribution channel.

     Gross profit for the three months ended June 30, 1997 was $2,669,000, an increase of $1,034,000, or 63.2%, compared to $1,635,000 for the three months ended June 30, 1996. As a percentage of revenues, the gross profit margin percentage was 37.3% for the three months ended June 30, 1997 and 38.5% for the three months ended June 30, 1996. The gross profit margin percentage decreased primarily because of a higher percentage of sales into the warehouse-club distribution channel, which yield somewhat lower gross margins.

     Total operating expenses for the three months ended June 30, 1997 were $2,244,000, an increase of $680,000, or 43.5%, compared to $1,564,000 for the three
months ended June 30, 1996. As a percentage of revenues, total operating expenses were 31.4% for the quarter ended June 30, 1997, compared to 36.8% for the quarter ended June 30, 1996.

     Research and engineering expenses were $531,000 for the quarter ended June 30, 1997, an increase of $123,000, or 30.1%, compared to $408,000 for the quarter ended June 30, 1996. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses were 7.4% for the quarter ended June 30, 1997, compared to 9.6% for the quarter ended June 30, 1996.

     Selling, general and administrative expenses were $1,713,000 for the three months ended June 30, 1997, an increase of $557,000, or 48.2%, compared to $1,156,000 for the quarter ended June 30, 1996. The increase was primarily due to higher selling expenses associated with higher revenues, and increases in other merchandising and marketing expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 24.0% for the quarter ended June 30, 1997, compared to 27.2% for the quarter ended June 30, 1996.

     Interest income for the three-month periods ended June 30, 1997 and 1996 was derived from the investment of the cash balances of the Company.

     The provision for income taxes for the three-month period ended June 30, 1997, reflects an effective tax rate of 37.2%. This compares to a tax rate of 37.6% for the three-month period ended June 30, 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO  THE SIX MONTHS ENDED JUNE 30,
1996

     Revenues for the six months ended June 30, 1997 were $13,421,000, an increase of $4,607,000, or 52.3%, compared to $8,814,000 for the six months ended June 30, 1996. Revenues grew primarily due to increased demand for the Company's core products and additional sales into the warehouse-club distribution channel.

     Gross profit for the six months ended June 30, 1997 was $5,155,000, an increase of $1,926,000, or 59.6%, compared to $3,229,000 for the six months ended June 30, 1996. As a percentage of revenues, the gross profit margin percentage was 38.4% for the six months ended June 30, 1997 and 36.6% for the six months ended June 30, 1996. The gross profit margin percentage increased primarily because the Company's newer products and current product mix have higher gross margins. Gross margins were affected somewhat due to an increase in sales in the warehouse-club distribution channel, which typically have lower gross margins.

     Total operating expenses for the six months ended June 30, 1997 were $4,352,000, an increase of $1,250,000, or 40.3%, compared to $3,102,000 for the six months ended June 30, 1996. As a percentage of revenues, total operating expenses were

32.4% for the six-months period ended June 30, 1997, compared to 35.2% for the six-month period ended June 30, 1996.

     Research and engineering expenses were $1,204,000 for the six months ended June 30, 1997, an increase of $321,000, or 36.4%, compared to $883,000 for the six months ended June 30, 1996. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses were 9.0% for the six months ended June 30, 1997, compared to 10.0% for the six months ended June 30, 1996.

     Selling, general and administrative expenses were $3,148,000 for the six months ended June 30, 1997, an increase of $929,000, or 41.9%, compared to $2,219,000 for the six months ended June 30, 1996. The increase was primarily due to higher amounts of selling expenses associated with higher revenues, and increases in other merchandising and marketing expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 23.4% for the six months ended June 30, 1997, compared to 25.2% for the six months ended June 30, 1996.

     Interest income for the six-month periods ended June 30, 1997 and 1996 was derived from the investment of the cash balances of the Company.

     The provision for income taxes for the six-month period end June 30, 1997, reflects an effective tax rate of 37.1%. This compares to a tax rate of 37.6% for the six-month period ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     The Company has a credit facility with U.S. National Bank of Oregon. Under present terms, the Company may borrow up to the lesser of $1,000,000 or 75% of certain eligible receivables collateralizing the facility. The credit facility, which is scheduled for review in July of 1998, requires the Company to maintain certain working capital and debt to equity ratios. At June 30, 1997 there were no borrowings outstanding and the Company was in compliance with all bank loan covenants.

     Net cash provided by operating activities was $2,138,000 for the six months ended June 30, 1997, resulting primarily from net income of $618,000, a decrease in accounts receivable of $4,335,000, and a decrease in payables and accrued liabilities of $3,119,000.

     Capital expenditures for the six-month period ended June 30, 1997 were $586,000 compared to $332,000 for the same period in the prior year. These expenditures were primarily for new product tooling and computer equipment.

     The Company believes that available funds together with borrowings under its credit facility will be adequate to meet the Company's anticipated cash needs during the next 12 months.

     This Report on Form 10-Q contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to future events and financial performance. The following important factors, among others, could affect the Company's actual results and could cause such results to differ materially from those expressed in the Company's forward-looking statements: product commercialization and technological change, competition, dependence on software developers and publishers, variability in periodic operating results, seasonality, customer concentration, dependence upon key personnel, proprietary rights, offshore manufacturing, dependence upon sole or limited suppliers, dependence upon independent distributors and sales representatives, international sales, lack of industry diversification and governmental regulation and other risks detailed from time to time in the Company's SEC reports, including the Company's Report on Form 10-K for the fiscal year December 31, 1996.

PART II  --  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTER SECURITY HOLDERS

     The Company's 1997 Annual Meeting of Shareholders was held May 22, 1997. The following persons were elected directors for the terms set forth below by the votes set forth opposite their names:


                                                                    Votes Against     Shares Which     Broker
                                                      Votes For      or Withheld       Abstained      Non-Votes
                                                      ---------     -------------     ------------    ---------
Terms Expiring in 1998
----------------------
Robert L. Carter                                      3,979,232         16,091            N/A            N/A
G. Gerald Pratt                                       3,984,742         10,581            N/A            N/A
Milton R. Smith                                       3,986,648          8,675            N/A            N/A

Terms Expiring in 1999
----------------------
Stephen A. Aanderud                                   3,987,678          7,645            N/A            N/A
Merrill A. McPeak                                     3,987,678          7,645            N/A            N/A
C. Norman Winningstad                                 3,985,618          9,705            N/A            N/A

Terms Expiring in 2000
----------------------
Graham E. Dorland                                     3,987,832          7,491            N/A            N/A
Frederick M. Stevens                                  3,987,832          7,491            N/A            N/A


     Shareholders also ratified the selection of Coopers & Lybrand LLP as independent accountants of the Company by a vote of 3,982,366 shares For to 4,526 shares Against; 8,431 shares Abstained and there were no Broker Non-Votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Number                                Description
     ------                                -----------

        *3.1 Articles of Incorporation, dated July 23, 1990; Articles of Amendment, dated December 15, 1990; Articles of Amendment, dated July 7, 1992; Articles of Amendment, dated July 7, 1993; Articles of Amendment, dated December 14, 1994

       **3.2  Amended and Restated Bylaws

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

       *10.3  Directors' Nonqualified Stock Option Plan, dated July 19, 1994

       *10.4  1994 Stock Option Plan, dated July 19, 1994

      **10.5 Letter agreement, dated May 16, 1996 from United States National Bank of Oregon to the Company regarding a revolving line of credit

       *10.6 Voicecom Development Agreement, dated November 4, 1994, between the Company and Advanced Protocol Systems, Inc.

       *10.7 1990 Stock Option Plan (incorporated by reference to Exhibit to the Registration Statement on Form S-8 filed on June 5, 1995 (File No. 93082))

      **10.8 Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the Company, as amended

      **10.9 Summary of 1997 Bonus Program

        11.1  Statement re Computation of Per Share Earnings

          27     Financial Data Schedule

----------------------------

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

                                    THRUSTMASTER, INC.

Date:  August 11, 1997              By     /s/ Kent E. Koski
Kent E. Koski                         ----------------------

                                    Vice President of Finance and
                                    Administration, Chief Financial
                                    Officer