Form 10-Q
period 1997-09-30
THRUSTMASTER INC
filed 1997-11-14
CIK 932290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  _____________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                        Commission File Number   0-25520
                                                 -------
                                  _____________

                               THRUSTMASTER, INC.
             (Exact name of registrant as specified in its charter)

          OREGON                                            93-1040330
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification No.)

                        7175 N.W. EVERGREEN PARKWAY #400
                          HILLSBORO, OREGON, 97124-5839
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (503) 615-3200
                         (Registrant's telephone number)
                                  _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Common stock, no par value              4,293,588 shares
                   (Class)                (Outstanding at October 31, 1997)

                               THRUSTMASTER, INC.

                               Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets . . . . . . . . . . . . . . . . .    2

         Consolidated Statements of Income.. . . . . . . . . . . . . .    3

         Consolidated Statements of Cash Flows . . . . . . . . . . . .    4

         Consolidated Statements of Changes in Shareholders' Equity. .    5

         Notes to Consolidated Financial Statements. . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation. . . . . . . . . . . . . . . . . . .    7

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .   11

SIGNATURES.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                               THRUSTMASTER, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                  September 30,  December 31,
                                                       1997          1996
                                                  -------------  ------------
                                                   (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents.........................$  5,376       $  6,420
  Accounts receivable, net..........................   9,635          9,820
  Inventories.......................................   5,300          3,560
  Prepaid expenses and other........................     355            109
  Deferred income taxes.............................     269            239
                                                     -------        -------
    Total current assets............................  20,935         20,148

Plant and equipment, net............................   1,878          1,081
Other...............................................      31             32
                                                     -------        -------
    Total assets.................................... $22,844        $21,261
                                                     -------        -------
                                                     -------        -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................$  4,143       $  3,021
  Accrued liabilities...............................   1,149          2,311
  Current portion - long-term debt..................       1             10
                                                     -------        -------
    Total current liabilities.......................   5,293          5,342
Deferred income taxes...............................      26             21
                                                     -------        -------
    Total liabilities...............................   5,319          5,363
                                                     -------        -------
Shareholders' equity:
  Preferred stock...................................       -           -
  Common stock......................................  13,474         13,301
  Retained earnings.................................   4,051          2,597
                                                     -------        -------
    Total shareholders' equity......................  17,525         15,898
                                                     -------        -------
    Total liabilities and shareholders' equity...... $22,844        $21,261
                                                     -------        -------
                                                     -------        -------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

                               THRUSTMASTER, INC.
                       CONSOLIDATED  STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                          ------------------      -----------------
                                            1997      1996          1997     1996
                                           ------    ------        -------  -------
Revenues...................................$10,509    $6,931       $23,930  $15,745
Cost of goods sold.........................  6,548     4,142        14,814    9,727
                                           -------    ------       -------  -------
Gross profit...............................  3,961     2,789         9,116    6,018

Operating expenses:
    Research and engineering...............    603       469         1,807    1,352
    Selling, general and administrative....  2,201     1,461         5,349    3,680
                                           -------    ------       -------  -------
Total operating expenses...................  2,804     1,930         7,156    5,032
                                           -------    ------       -------  -------
Income from operations.....................  1,157       859         1,960      986
Interest income............................    105       111           284      324
                                           -------    ------       -------  -------
Income before income taxes.................  1,262       970         2,244    1,310
Provision for income taxes.................    426       344           790      472
                                           -------    ------       -------  -------
Net income.................................$   836    $  626       $ 1,454  $   838
                                           -------    ------       -------  -------
                                           -------    ------       -------  -------

  Net income per share.....................$  0.17    $ 0.14       $  0.30  $  0.18
                                           -------    ------       -------  -------
                                           -------    ------       -------  -------

  Weighted average shares outstanding......  4,943     4,589         4,807    4,582
                                           -------    ------       -------  -------
                                           -------    ------       -------  -------

            The accompanying notes are an integral part of these
                    consolidated financial statements.

                               THRUSTMASTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                              ------------------
                                                                 1997     1996
                                                                 ----     ----
 Cash flows from operating activities:
   Net income.................................................. $1,454   $  838
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation............................................    403      411
       Deferred income taxes...................................    (25)     (24)
       Changes in assets and liabilities:
         Accounts receivable...................................    185   (1,741)
         Inventories........................................... (1,740)     529
         Prepaid expenses and other assets.....................   (245)      71
         Payables and accrued liabilities......................     74      885
                                                                ------   ------
           Net cash provided by operating activities...........    106      969
 Cash flows from investing activities:
   Purchase of plant and equipment............................. (1,200)    (687)
                                                                ------   ------
 Cash flows from financing activities:
   Payment on long-term debt...................................     (9)      (9)
   Proceeds from issuance of common stock......................     59       70
                                                                ------   ------
           Net cash provided by financing activities...........     50       61
           Net increase (decrease) in cash and cash
                   equivalents................................. (1,044)     343
 Cash and cash equivalents, beginning of period................  6,420    8,090
                                                                ------   ------
 Cash and cash equivalents, end of period...................... $5,376   $8,433
                                                                ------   ------
                                                                ------   ------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

                               THRUSTMASTER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                    Common Stock
                                                  -----------------   Retained
                                                  Shares     Amount   Earnings
                                                  ------     ------   --------
 Balance, January 1, 1997........................ 4,240      $13,301     $2,597

 Stock options exercised.........................    41           59         --

 Tax benefits from stock options exercised.......    --          114         --

 Net income......................................    --           --      1,454
                                                  -----      -------     ------
 Balance, September 30, 1997..................... 4,281      $13,474     $4,051
                                                  -----      -------     ------
                                                  -----      -------     ------

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

NOTE 2  --  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

                                             September 30,  December 31,
                                                  1997           1996
                                             -------------  ------------
          Raw materials......................    $1,260         $  762
          Work in progress...................        87             90
          Finished goods.....................     3,953          2,708
                                                 ------         ------
                                                 $5,300         $3,560
                                                 ------         ------
                                                 ------         ------

NOTE 3  --  Impact of Recently Issued Accounting Standards

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Income:

                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                              ------------        ------------
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
Revenues................................... 100.0%    100.0%    100.0%    100.0%
Cost of goods sold.........................  62.3      59.8      61.9      61.8
                                            -----     -----     -----     -----
Gross profit...............................  37.7      40.2      38.1      38.2

Operating expenses:
    Research and engineering...............   5.7       6.8       7.5       8.6
    Sales, general and administrative......  21.0      21.0      22.4      23.3
                                            -----     -----     -----     -----
Total operating expenses...................  26.7      27.8      29.9      31.9
                                            -----     -----     -----     -----
Income from operations.....................  11.0      12.4       8.2       6.3
Interest income............................   1.0       1.6       1.2       2.0
                                            -----     -----     -----     -----
Income before income taxes.................  12.0      14.0       9.4       8.3
Provision for income taxes.................   4.0       5.0       3.3       3.0
                                            -----     -----     -----     -----
Net income.................................   8.0%      9.0%      6.1%      5.3%
                                            -----     -----     -----     -----
                                            -----     -----     -----     -----

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the three months ended September 30, 1997 were $10,509,000, an increase of $3,578,000, or 51.6%, compared to $6,931,000 for the three months ended September 30, 1996. Revenues grew primarily due to increased demand for the Company's core products and additional sales into the warehouse-club distribution channel.

     Gross profit for the three months ended September 30, 1997 was $3,961,000, an increase of $1,172,000, or 42.0%, compared to $2,789,000 for the three months ended September 30, 1996. As a percentage of revenues, the gross profit margin percentage was 37.7% for the three months ended September 30, 1997 and 40.2% for the three months ended September 30, 1996. The gross profit margin percentage decreased primarily because of a higher percentage of sales into the warehouse-club distribution channel, which yield somewhat lower gross margins, and lower wholesale prices offered on one of the Company's automobile racing controllers.

     Research and engineering expenses were $603,000 for the quarter ended September 30, 1997, an increase of $134,000, or 28.6%, compared to $469,000 for the quarter ended September 30, 1996. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses were 5.7% for the quarter ended September 30, 1997, compared to 6.8% for the quarter ended September 30, 1996. The Company intends to hire additonal research and engineering personnel to the extent reasonably permitted by increased revenues.

     Selling, general and administrative expenses were $2,201,000 for the three months ended September 30, 1997, an increase of $740,000, or 50.7%, compared to $1,461,000 for the quarter ended September 30, 1996. The increase was primarily due to higher selling expenses associated with higher revenues, increases in other merchandising and marketing expenses, and the funding of the Company's further expansion into Europe. As a percentage of revenues, selling, general and administrative expenses were 21.0% for each of the quarters ended September 30, 1997 and 1996.

     Interest income of $105,000 and $111,000 for the three-month periods ended September 30, 1997 and 1996, respectively, was derived from the investment of the cash balances of the Company.

     The provision for income taxes for the three-month period ended September 30, 1997 reflects an effective tax rate of 33.8%, compared to an effective tax 35.5% for the three-month period ended September 30, 1996. The effective tax rate was lower in the quarter ended September 30, 1997 as a result of a one-time state tax credit in 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 were $23,930,000, an increase of $8,185,000, or 52.0%, compared to $15,745,000 for the nine months ended September 30, 1996. Revenues grew primarily due to increased demand for the Company's core products and additional sales into the warehouse-club distribution channel.

     Gross profit for the nine months ended September 30, 1997 was $9,116,000, an increase of $3,098,0000, or 51.5%, compared to $6,018,000 for the nine months ended September 30, 1996. As a percentage of revenues, the gross profit margin percentage was nearly identical for the nine months ended September 30, 1997 and 1996.

     Research and engineering expenses were $1,807,000 for the nine months ended September 30, 1997, an increase of $455,000, or 33.7%, compared to $1,352,000 for the nine months ended September 30, 1996. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses were 7.5% for the nine months ended September 30, 1997, compared to 8.6% for the nine months ended September 30, 1996. The Company intends to hire additional research and engineering personnel to the extent reasonably permitted by any increased revenues.

     Selling, general and administrative expenses were $5,349,000 for the nine months ended September 30, 1997, an increase of $1,669,000, or 45.4%, compared to $3,680,000 for the nine months ended September 30, 1996. The increase was primarily due to higher amounts of selling expenses associated with higher revenues, increases in other merchandising and marketing expenses and the funding of the Company's further expansion into Europe. As a percentage of revenues, selling, general and administrative expenses decreased to 22.4% for the nine months ended September 30, 1997, compared to 23.3% for the nine months ended September 30, 1996.

     Interest income of $284,000 and $324,000 for the nine-month periods ended September 30, 1997 and 1996, respectively, was derived from the investment of the cash balances of the Company.

     The provision for income taxes for the nine-month period ended September 30, 1997 reflects an effective tax rate of 35.2%. This compares to a tax rate of 36.0% for the nine-month period ended September 30, 1996. The effective tax rate was lower in the quarter ended September 30, 1997 as a result of a one-time state tax credit in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     The Company has a line of credit pursuant to which it may borrow up to the lesser of $1.0 million or 75% of eligible receivables. Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate (8.5% at November 1, 1997) or a rate based on LIBOR. The Company's bank has increased the line of credit to $5.0 million through January 31, 1998 to meet the Company's seasonal working capital needs during the fourth quarter. The line of credit is scheduled for review in July 1998 and is secured by substantially all the Company's assets. The line of credit requires the Company to maintain certain working capital and debt-to-equity ratios. At September 30, 1997 there were no borrowings outstanding under the facility and the Company was in compliance with all loan covenants. The Company expects to borrow approximately $4.0 million under the line of credit by the end of 1997.

     Net cash provided by operating activities was $106,000 for the nine months ended September 30, 1997, resulting primarily from net income of $1,454,000, an increase in inventories of $1,740,000, and depreciation of $403,000.

     At September 30, 1997, the Company had cash and cash equivalents of $5,376,000 and working capital of $15,642,000.

     Capital expenditures for the nine-month period ended September 30, 1997 were $1,200,000, compared to $687,000 for the same period in the prior year. These expenditures were primarily for new product tooling, manufacturing equipment and computer equipment.

     The Company does not intend to pay cash dividends to the holders of Common Stock and intends to retain future earnings to finance the expansion and development of its business.

     Although no current understandings or negotiations exist with respect thereto, the Company may in the future enter into joint ventures or make acquisitions in connection with the development and marketing of its products, and may require additional funds in connection therewith, depending upon the circumstances.

     The Company believes that available funds and expected cash flow to be generated from operations, together with any borrowings under its credit facility will be adequate to meet the Company's anticipated cash needs for its present operations through 1998.

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

          *10.3     Directors' Nonqualified Stock Option Plan, dated July 19,
                    1994

          *10.4     1994 Stock Option Plan, dated July 19, 1994

         **10.5 Letter agreement, dated May 16, 1996 from United States National Bank of Oregon to the Company regarding a revolving line of credit

          *10.6 Voicecom Development Agreement, dated November 4, 1994, between the Company and Advanced Protocol Systems, Inc.

          *10.7     1990 Stock Option Plan (incorporated by reference to
                    Exhibit 4.3 to the Registration Statement on Form S-8 filed on September 5, 1995 (File No. 33-93082))

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

**Incorporated by reference to the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the period for which this report is filed.




SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THRUSTMASTER, INC.

Date:  November 13, 1997                    By /s/ Kent E. Koski
                                              -----------------------------
                                              Kent E. Koski
                                              Vice President of Finance and
                                              Administration, Chief Financial
                                              Officer