Form 10-K405
period 1997-12-31
THRUSTMASTER INC
filed 1998-03-26
CIK 932290

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          (Mark One)
          (x)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES AND EXCHANGE ACT OF 1934

                        For the year ended December 31, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (x)

    As of March 10, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by The NASDAQ National Market was $29,218,287.

    As of March 10, 1998, the Registrant had 4,296,345 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997 are incorporated by reference into Part III.

                  The index to Exhibits appears on page 36.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    ThrustMaster, Inc. (the "Company") designs, develops, manufactures and markets a diversified line of innovative and technologically advanced game controllers for the home personal computer ("PC") market. The Company has established ThrustMaster-Registered Trademark- as a brand name recognized for quality, value, durability and ease of use. ThrustMaster products enhance the enjoyment of the PC entertainment experience and appeal to a wide variety of users, from occasional game players to avid enthusiasts. The Company's products include racing wheels, joysticks, game pads and flight simulation controllers. ThrustMaster products are available in over 5,000 retail outlets in North America and Europe.

    Working with leading software publishers, such as Electronic Arts, Inc., Activision, Inc., Sierra On-Line, Inc., GT Interactive Software Corp. and Virgin Interactive Entertainment, Inc., the Company often bundles its game controllers with popular software titles. The Company offers a variety of bundled game controller packages which allow for differentiation among retailers that carry the Company's products. The Company also utilizes recognized brand names, such as NASCAR-Registered Trademark-, TOP GUN and NASA, to enhance consumer appeal.

INDUSTRY BACKGROUND

    Over the last several years, significant technological advances in home PCs, such as improvements in processor speeds and graphics capabilities, have enabled software developers to create increasingly sophisticated entertainment programs with real-time interaction that offer greater realism and excitement. Today's PCs generally include hardware enhancements such as CD-ROM, 3-D graphics and high-definition sound capabilities. As high-performance PCs have become more affordable, the installed base of home PCs has steadily increased, and as a result, the home PC has become a viable entertainment platform. Industry analysts expect significant growth in sales of both home PCs and entertainment software titles. The Company believes that sales of game controllers are directly correlated with sales of both PCs and entertainment software titles.

PRODUCTS

    The Company's products include racing wheels, joysticks, game pads and flight simulation controllers. The Company closely monitors trends and consumer preferences in the PC entertainment software market, and offers a broad line of competitively priced products at various price points

Racing Wheels.

    The Company's introduction in 1994 of its Formula T1 driving control, consisting of a racing wheel, console, and brake and accelerator pedals, helped create the PC racing wheel market. The Company later introduced the Formula T2 and the Grand Prix 1 racing wheels.

    After signing a licensing agreement with NASCAR, the foremost sanctioning body of stock car racing in North America, the Company introduced the NASCAR Pro Racing Wheel in mid-1997. NASCAR racing is currently one of the fastest growing spectator sports in the United

States, attracting 10.5 million visitors and 150 million television viewers each year, according to NASCAR. In Europe, a version of this product is marketed as the Formula 1 Racing Wheel. The Company holds a license from Formula One Administration Limited, a leader in European motor sports, to use the "Formula 1" name and logo for its racing wheels.

Joysticks.

    The Company offers a line of joysticks priced to appeal to different consumers in the PC entertainment market. The Company's joysticks offer a rich set of features that enhance the combat experience found in today's action and adventure games. These products include the TOP GUN joystick, the X-Fighter joystick, and the Millennium 3D Inceptor, introduced during the third quarter of 1997. The Millennium 3D Inceptor is modeled after the hand controller found in the NASA Space Shuttle. This unique product provides a complete 3D game control system, with throttle, programmable buttons and three axes of movement.

GamePads.

    In October 1997, the Company began shipping the RAGE 3D game pad to address demand created by the popularity of action and multi-player PC software titles. The RAGE 3D game pad combines ergonomic design, sophisticated technology and a variety of programmable buttons and triggers to offer users maximum control in action, adventure and sports PC games.

Flight Simulation Controllers.

    The Company manufacturers a broad line of award-winning flight products designed to simulate the equipment found in high-performance aircraft, including flight sticks, throttle controls and rudder pedals. These products, the Company's initial offerings, established the ThrustMaster name for realism and quality and offer flight simulation enthusiasts a realistic PC interactive flight control system.

PRODUCT DEVELOPMENT

    The Company currently employs 24 full-time engineers, and supplements its product development capabilities by contracting with a leading industrial design firm. The Company devotes significant resources to product enhancements and new product development. During 1995, 1996, and 1997, the Company's research and engineering expenses were $1,845,000, $2,105,000 and $2,697,000, respectively.

    In 1997, the Company began shipping products incorporating its proprietary "DirectConnect" technology. This technology broadens communications bandwidth and enables multi-player use without degradation of performance. In addition, the Company's Windows 95 software interface simplifies the connection and configuration of controllers, creating a more intuitive environment.

    During 1997, PC manufacturers began shipping computers equipped with the Universal Serial Bus ("USB") technology, a "plug-and-play" capability. USB provides over 10 times the throughput of a standard serial port. The 1998 update of Microsoft's Windows operating system is expected to provide general access to the benefits of USB technology. ThrustMaster initially began shipping USB-enabled controllers to hardware developers in 1996 and shipped a small volume of such controllers to its OEM customers in 1997.

    ThrustMaster plans to incorporate force-feedback technology in certain of its future products. Force-feedback technology combines software and hardware elements to create a greater sense of realism during game play. For example, a steering wheel could become less reactive when a player's car drives over ice, or vibrate when crossing rough terrain.

SALES, DISTRIBUTION AND MARKETING

    The Company's products are principally sold directly through retail outlets that purchase the products directly from the Company or through third-party distributors. ThrustMaster products are available in over 5,000 retail outlets in North America and Europe.

    ThrustMaster products are distributed in over 50 countries through international distributors and through the Company's direct sales efforts in the United States, the United Kingdom and Germany.

    In addition to retail outlets, the Company actively pursues business through OEM arrangements. The Company has sold its products on an OEM basis to Compaq Computer Corp., NEC, Micron Electronics, Inc. and Sierra On-Line, Inc. Although OEM sales currently account for a relatively minor portion of the Company's revenues, management believes that these sales will account for an increasing percentage of its revenues in the future.

    Working with leading software publishers, such as Electronic Arts, Inc., Activision, Inc., Sierra On-Line, Inc., and GT Interactive Software Corp., the Company often bundles its game controllers with popular software titles. These bundling arrangements enable the Company to deliver increased value to consumers and to differentiate its products from competing products. The Company offers a variety of bundled game controller packages which allow for differentiation among retailers that carry the Company's products. The Company also utilizes recognized brand names, such as NASCAR, TOP GUN and NASA, to enhance consumer appeal.

    The Company anticipates that a significant portion of its revenues will continue to be derived from a limited number of key customers. In 1997, Sam's Club and Best Buy Co., Inc. accounted for an aggregate of approximately 22.5% of the Company's revenue. The loss of one or more of its key customers or any significant reduction in orders by such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

    Over the past three years, ThrustMaster has moved virtually all manufacturing operations offshore on a contract basis in an effort to obtain manufacturing cost efficiencies. Although the Company has continued to gain experience and confidence in offshore manufacturing, the use of offshore manufacturing is subject to the customary risks of doing business abroad, including, among others, fluctuations in the value of currencies, tariffs, export duties, work stoppages and political instability. For 1997, approximately 90% of the Company's products were manufactured through a single vendor utilizing factories located in Taiwan and the Guangdong province of China. Manufacturing by such vendor at one factory accounted for more than half of the Company's production. If any of the manufacturing facilities utilized by the Company becomes unavailable, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company plans to continue to manufacture its products offshore and plans to expand its relationships with other manufacturers. The Company believes that the manufacturing resources available to it are adequate to meet current and foreseeable demand for its products.

CUSTOMER SERVICE

    Management believes that its commitment to provide high-quality customer service is a key factor in its success and has increased the brand loyalty of its customers. The Company provides free technical support to the end users of its products by telephone, the Internet and through bulletin boards on many of the major computer on-line network services. The Company uses customer feedback as a source of ideas for product improvements and enhancements. ThrustMaster products are covered by a one-year warranty against defects.

COMPETITION

    The markets in which the Company participates are highly competitive, and the Company expects that it will face increased competition in the future. The Company's principal competitors include Microsoft Corporation, Advanced Gravis Computer Technology Ltd., CH Products, Logitech International S.A. and InterAct Accessories, many of which have substantially greater financial, technical and marketing resources than the Company.

    The Company believes that the principal competitive factors in the market for PC game controllers include price, quality, product features, ease of use, durability, reputation and compatibility with PC games. Increased competition has in the past created, and may in the future create, margin pressures. The Company believes that its future growth will depend principally on its ability to develop and introduce competitively priced new products with features that are attractive to PC games users.

INTELLECTUAL PROPERTY

    The Company regards certain aspects of its products as proprietary and relies on a combination of copyright and trademark laws, patents, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company holds utility patents and design patents and has filed additional patent applications covering certain aspects of the Company's proprietary technology. The issued patents expire during the period from October 2006 to September 2015. There can be no assurance that any patent applications will result in issued patents, or that any patents now or hereafter issued will not be challenged, invalidated or circumvented by others. There can be no assurance that these patents will not be found to be invalid, or non-infringed in judicial or administrative proceedings, should a dispute arise. Although the Company believes that its products, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against the Company in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense and effort of defending the same, could materially and adversely affect the Company's business, financial conditions and results of operations.

    The Company believes that obtaining patent protection may provide some benefits to the Company, but that product development and marketing capabilities are of greater importance to the Company's business than patent protection. The Company does not believe that its business is dependent on obtaining patent protection or successfully defending any patents that may be obtained against infringement by others.

    The continuing development of the Company's technology is dependent, in part, on the knowledge and skills of its employees. To protect its rights to its proprietary information, the Company requires key employees, consultants and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company. These agreements may not provide meaningful protection for the Company's technology or other confidential information in the event of any unauthorized use, misappropriation or disclosure.

    The Company has obtained several trademark registrations, including "ThrustMaster," "Thrustware," "X-Fighter," "FLCS" and "FORMULA T1." Trademark applications are pending in the United States with respect to other trade names used by the Company, however, such applications may not result in trademark registrations.

GOVERNMENT REGULATION

    The Federal Communications Commission (the "FCC") regulates the emission of radio frequency energy by various devices, including computers and computer peripherals, under Part 15 of its rules promulgated pursuant to the Federal Communications Act of 1934, as amended. Certain of the Company's products emit radio frequency energy and are subject to authorization and assignment of an identifier by the FCC prior to the sale of the devices. Government agencies in certain foreign countries have also established rules which regulate the electronic emissions of the Company's products. The Company believes that it has complied with the requirements of the FCC and foreign governmental regulations in countries where its products are sold in respect of its current products and has instituted procedures to monitor compliance with respect to future products.

EMPLOYEES

    As of December 31, 1997, the Company had a total of 117 full-time employees. At times the Company supplements its workforce with temporary contract workers. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company is headquartered in Hillsboro, Oregon, in approximately 60,000 square feet of leased space under two leases expiring in September 2003. The Company's sales and distribution facility in Surrey, England, occupies approximately 16,000 square feet of space under a lease expiring in September 2007. The Company believes that these facilities are adequate for its immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not currently a party to, nor is it aware of, any legal proceeding or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company or on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "TMSR.". The following table sets forth the high and low closing sales prices for the Common Stock for each quarter as reported on the Nasdaq National Market for 1996 and 1997.

                                                                                                     HIGH        LOW
                                                                                                   ---------  ---------
1996
  First quarter..................................................................................  $    7.41  $    3.52
  Second quarter.................................................................................       6.92       4.00
  Third quarter..................................................................................       5.58       3.64
  Fourth quarter.................................................................................       8.86       5.34
1997
  First quarter..................................................................................  $    8.98  $    7.00
  Second quarter.................................................................................      12.13       7.13
  Third quarter..................................................................................      18.00      11.00
  Fourth quarter.................................................................................      17.63      11.75

    As of March 10, 1998, there were 4,296,345 shares of Common Stock outstanding held by 98 holders of record.

    The Company did not declare or pay cash dividends on its Common Stock during 1996 or 1997. On January 21, 1997, the Company declared a 3% stock dividend on the Common Stock to holders of record as of February 14, 1997. The Company currently intends to retain any future earnings to finance the expansion and development of its business and does not anticipate paying cash dividends to the holders of Common Stock. The payment of future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions. No financing agreements to which the Company is a party or by which it is bound currently restrict the payment of dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected financial data set forth below for the Company as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1993, 1994 and 1995 and for each of the two years in the period ended December 31, 1994 are derived from the financial statements not included elsewhere herein.

                                                                            YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Revenues....................................................  $   8,214  $  13,582  $  19,415  $  30,821  $  45,494
Cost of goods sold..........................................      4,290      8,007     11,815     19,592     28,839
                                                              ---------  ---------  ---------  ---------  ---------
  Gross profit..............................................      3,924      5,575      7,600     11,229     16,655
                                                              ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and engineering..................................      1,022      1,115      1,845      2,105      2,697
  Selling, general and administrative.......................      1,559      2,689      4,111      5,961      9,450
                                                              ---------  ---------  ---------  ---------  ---------
    Total operating expenses................................      2,581      3,804      5,956      8,066     12,147
                                                              ---------  ---------  ---------  ---------  ---------
Income from operations......................................      1,343      1,771      1,644      3,163      4,508
Interest income.............................................     --         --            404        466        304
                                                              ---------  ---------  ---------  ---------  ---------
Income before income taxes..................................      1,343      1,771      2,048      3,629      4,812
                                                              ---------  ---------  ---------  ---------  ---------
Provision for income taxes(1)...............................        456        633        687      1,370      1,615
                                                              ---------  ---------  ---------  ---------  ---------
Net income(1)...............................................  $     887  $   1,138  $   1,361  $   2,259  $   3,197
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Net income per share(1)
  Basic.....................................................  $    0.42  $    0.51  $    0.37  $    0.54  $    0.75
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
  Diluted...................................................  $    0.36  $    0.42  $    0.34  $    0.51  $    0.69
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding
  Basic.....................................................      2,129      2,244      3,647      4,182      4,268
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
  Diluted...................................................      2,473      2,684      4,060      4,468      4,660
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------

                                                                                 DECEMBER 31,
                                                             ------------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Balance Sheet Data:
Working capital.............................................    $ 1,022  $   1,873  $  12,276  $  14,806  $  17,197
Total assets................................................      2,905      4,575     15,102     21,261     26,877
Total liabilities...........................................      1,574      1,885      1,791      5,363      7,597
Total shareholders' equity..................................      1,331      2,690     13,311     15,898     19,280

(1) The provision for income taxes, net income and net income per share include a pro forma income tax adjustment to reflect the Company as a C corporation, rather than an S corporation, for federal and state income tax purposes for the years ended December 31, 1993 and 1994, and to exclude the cumulative effect on deferred taxes in 1995 related to the conversion from an S corporation to a C corporation. See Notes 2 and 11 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ThrustMaster designs, develops, manufactures and markets a diversified line of innovative and technologically advanced game controllers for the home PC market. The Company has established ThrustMaster-Registered Trademark- as a brand name recognized for quality, value, durability and ease of use. ThrustMaster products enhance the enjoyment of the PC entertainment experience and appeal to a wide variety of users, from occasional game players to avid enthusiasts. The Company's products include racing wheels, joysticks, gamepads and flight simulation controllers. ThrustMaster products are available in over 5,000 retail outlets in North America and Europe.

    From its inception in 1990 through the third quarter of 1994, the Company derived a majority of its revenues from sales of flight simulation controllers to serious PC game enthusiasts. In the fourth quarter of 1994, the Company expanded its product line to include racing wheels. While the Company continues to offer a wide variety of game controllers, racing wheels now account for a majority of the Company's revenues. The Company believes that it is the leading producer of racing wheels for the PC entertainment market.

    In mid-1996, the Company increased its foreign presence by contracting with a distributor in the United Kingdom and with an independent sales representative to market its products to major retailers in Germany. In 1997, the Company opened its own distribution facility in the United Kingdom and hired sales and administrative staff to support its future growth in Europe. Sales outside North America accounted for approximately 39% of the Company's revenues in 1996 and approximately 30% of revenues in 1997. The Company intends to continue to expand its presence in foreign markets, primarily in Europe, by entering into relationships with additional distributors and sales representatives. See Note 3 to Consolidated Financial Statements.

    Over the past three years, ThrustMaster moved virtually all manufacturing operations offshore on a contract basis in an effort to obtain manufacturing cost efficiencies. The Company has continued to gain experience and confidence in offshore manufacturing. During 1997, approximately 90% of the Company's products were manufactured through a single vendor utilizing factories in Taiwan and the Guangdong province of China. Manufacturing by such vendor at one factory accounted for more than half of the Company's production.

    The Company typically ships its products within 30 days of receipt of customer orders. Substantially all of the Company's revenues in any quarter result from orders received in that quarter. Accordingly, the Company generally does not have significant backlog and believes that its backlog at any given time is not a reliable indicator of future revenues or earnings.

    The Company's business is seasonal, reflecting traditional retail seasonality patterns. Sales in the retail PC game entertainment industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. In 1997, approximately 47% of the Company's revenues were earned in the fourth quarter.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's consolidated statements of income included elsewhere herein.

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1995       1996       1997
                                                                                           ---------  ---------  ---------
Revenues.................................................................................      100.0%     100.0%     100.0%
Cost of goods sold.......................................................................       60.9       63.6       63.4
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       39.1       36.4       36.6
                                                                                           ---------  ---------  ---------
Operating expenses:
Research and engineering.................................................................        9.5        6.8        5.9
Selling, general and administrative......................................................       21.1       19.3       20.8
                                                                                           ---------  ---------  ---------
Total operating expenses.................................................................       30.6       26.1       26.7
                                                                                           ---------  ---------  ---------
Income from operations...................................................................        8.5       10.3        9.9
Interest income..........................................................................        2.0        1.5         .7
                                                                                           ---------  ---------  ---------
Income before income taxes...............................................................       10.5       11.8       10.6
Pro forma provision for taxes on income (1)..............................................        3.5        4.5        3.6
                                                                                           ---------  ---------  ---------
Net income (1)...........................................................................        7.0%       7.3%       7.0%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

(1) The provision for income taxes and net income include a pro forma income tax adjustment to reflect the Company as a C corporation, rather than an S corporation, for federal and state income tax purposes for the year ended December 31, 1995. See Notes 2 and 11 to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES. Revenues for 1997 were $45,494,000, an increase of $14,673,000, or 47.6%, compared to $30,821,000 for 1996. Revenues increased primarily due to significantly increased sales of the Company's existing products in the United States and Europe, and higher sales due to the introduction of new products.

    GROSS PROFIT. Gross profit for 1997 was $16,655,000, an increase of $5,426,000, or 48.3%, compared to $11,229,000 for 1996. As a percentage of revenues, the gross profit percentage was 36.6% for 1997 and 36.4% for 1996.

    RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $2,697,000 for 1997, an increase of $592,000, or 28.1%, compared to $2,105,000 in 1996. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses decreased to 5.9% in 1997, compared to 6.8% in 1996. The Company intends to hire additional research and engineering personnel to the extent reasonably permitted by any increased revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9,450,000 for 1997, an increase of $3,489,000, or 58.5%, compared to $5,961,000 for 1996. The increase resulted primarily from higher sales and marketing expenses associated with greater revenues, and increases in other merchandising and marketing expenses. Also included in selling, general and administrative expenses were $297,000 of charges, associated with the cancellation of the Company's proposed public offering in the fourth quarter of 1997. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% of revenues in 1997, compared to 19.3% in 1996.

    INTEREST INCOME. Interest income of $304,000 for 1997 and $466,000 for 1996 was derived from the investment of the cash balances of the Company.

    INCOME TAXES. The provision for income taxes for 1997 reflects an effective tax rate of 33.6%. This compares to an effective tax rate of 37.8% for 1996. The decrease in the effective tax rate was due primarily to a lower effective state tax rate due to a state tax credit, and higher research and experimentation tax credit in 1997. See Notes 2 and 11 of Notes to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES. Revenues for 1996 were $30,821,000, an increase of $11,406,000, or 58.7%, compared to $19,415,000 for 1995. Revenues increased primarily due to significantly increased sales of the Company's existing products in Europe, higher sales in the United States and the introduction of new products.

    GROSS PROFIT. Gross profit for 1996 was $11,229,000, an increase of $3,629,000, or 47.8%, compared to $7,600,000 for 1995. As a percentage of revenues, the gross profit percentage was 36.4% for 1996, compared to 39.1% for 1995. The gross profit percentage declined primarily because the Company's later product offerings generally had a lower gross margin percentage than the Company's earlier products, and the Company incurred higher than normal amounts of air freight in expediting delivery of certain products to meet additional, unanticipated fourth quarter demand.

    RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $2,105,000 for 1996, an increase of $260,000, or 14.1%, compared to $1,845,000 in 1995. The increase resulted primarily from additional expenses incurred in development of the Company's new products. As a percentage of revenues, research and engineering expenses decreased to 6.8% in 1996, compared to 9.5% in 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,961,000 for 1996, an increase of $1,850,000, or 45.0%, compared to $4,111,000 for 1995. The increase resulted primarily from higher sales and marketing expenses. Sales and marketing expenses increased due to higher amounts of selling expenses associated with greater revenues, and increases in other merchandising and marketing expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 19.3% of revenues in 1996, compared to 21.1% in 1995.

    INTEREST INCOME. Interest income of $466,000 for 1996 and $404,000 for 1995 was derived from the investment of the cash balances of the Company.

    INCOME TAXES. The provision for income taxes for 1996 reflects an effective tax rate of 37.8%. This compares to a pro forma effective tax rate of 33.5% for 1995. The increase in the effective tax rate was due primarily to a lower effective state tax rate for the Company which resulted from a state tax credit and to a higher research and experimentation tax credit in 1995. See Notes 2 and 11 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds and proceeds from the sale of equity securities.

    The Company has a revolving line of credit pursuant to which it may borrow up to the lesser of $1.0 million or 75% of eligible receivables. Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate or a rate based on LIBOR. From October 1997 through January 31, 1998, the bank temporarily increased the line of credit to the lesser of $5.0 million or 60% of eligible receivables to meet the Company's seasonal working capital needs. The line of credit is scheduled for review in July 1998 and is collateralized by substantially all of the Company's assets. The line of credit requires the Company to maintain certain working capital and debt-to-equity ratios. At December 31, 1997, $1,110,000 was outstanding under the facility and the Company was in compliance with all loan covenants.

    Net cash used in operating activities was $5,482,000 in 1997, resulting primarily from an increase in accounts receivable of $6,784,000, and inventories of $3,414,000, offset by net income of $3,197,000, depreciation of $615,000, and an increase in payables and accrued liabilities of $1,211,000. Cash used in operations was $941,000 in 1996. Increases in accounts receivable of $6,923,000, inventories of $1,034,000, payables and accruals of $3,857,000, and a decrease in prepaids and other assets of $286,000 were the primary components of changes in working capital for 1996. Cash provided from operations was $59,000 in 1995. Increases in accounts receivable of $784,000, inventories of $1,572,000, payables and accruals of $325,000, and a decrease in prepaids and other assets of $346,000 were the primary components of changes in working capital for 1995.

    At December 31, 1997, the Company had cash and cash equivalents of $449,000 and working capital of $17,197,000.

    Capital expenditures for 1997, 1996, and 1995 were $1,653,000, $789,000, and
$753,000, respectively. Capital expenditures for December 31, 1997 were primarily for new product tooling, manufacturing equipment and computer equipment.

    The Company does not intend to pay cash dividends to the holders of Common Stock and intends to retain future earnings to finance the expansion and development of its business.

    The Company has reviewed its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not anticipate that it will incur material expenditures to complete any such modifications and does not anticipate any significant disruptions to its operations.

    The Company believes that available funds and expected cash flow to be generated from operations, together with any borrowings under its line of credit will be adequate to meet the Company's anticipated cash needs through the end of 1998. If the cash flow from such sources is insufficient, if the Company makes acquisitions or enters into joint ventures, or if working capital requirements are greater than anticipated, the Company could be required to raise additional funds.

If the Company has insufficient funds for its needs, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    During 1997, the Financial Accounting Standards Board issued SFAS No. 130 and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These standards will become effective for the Company's 1998 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Management is currently assessing the impact of the implementation of these standards on the consolidated financial statements of the Company.

FORWARD LOOKING INFORMATION

    This report on Form 10-K, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain forward looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following:

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

    The Company believes that its future growth will depend on its ability to develop and introduce new products that keep pace with technological developments, maintain and enhance its existing product line, respond to evolving customer preferences, and achieve market acceptance. The Company occasionally has experienced, and may in the future experience, delays in the development and introduction of new products. The success of new products and product enhancements depends on a variety of factors, including product selection and specification, timely and efficient completion of product design, cost-effective implementation of manufacturing and assembly processes, and effective sales and marketing efforts through the Company's distribution channels. Any failure by the Company to anticipate or respond adequately to technological developments or customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The markets in which the Company participates are highly competitive, and the Company expects that it will face increased competition in the future. The Company's principal competitors include Microsoft Corporation, Advanced Gravis Computer Technology, Ltd., CH Products, Logitech International S.A. and InterAct Accessories, many of which have substantially greater financial, technical and marketing resources than the Company. The Company believes that the principal competitive factors in the market for PC game controllers include price, quality, product features, ease of use, durability, reputation and compatibility with PC games. The Company's competitors could hinder sales and market acceptance of the Company's products by developing products that are more appealing than the Company's products or that render the Company's technology and products obsolete or noncompetitive. Moreover, increased competitive pressure could lead to intensified price-based competition, which has in the past created, and could in the future create, margin pressures and which could have a material adverse effect on the Company's business, financial condition and results of operations.

OFFSHORE MANUFACTURING; DEPENDENCE ON MANUFACTURING CONTRACTORS

    Virtually all of the Company's products are manufactured in China and Taiwan by independent contractors. The Company's use of offshore manufacturing is subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, tariffs, export duties, quotas, restrictions on the transfer of funds, work stoppages and political instability.

    For 1997, approximately 90% of the Company's products were manufactured through a single vendor utilizing factories located in Taiwan and the Guangdong province of China. Manufacturing by such vendor at one factory accounted for more than half of the Company's production. If any of the manufacturing facilities utilized by the Company become unavailable, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company may not be able to enter into alternative third-party manufacturing arrangements on terms satisfactory to the Company, in a timely fashion, or at all, if alternative arrangements are needed. In addition, although the Company seeks to control the quality of its products manufactured offshore, quality problems have occasionally arisen, and may in the future arise, that are beyond the Company's direct control. The use of independent manufacturing contractors to manufacture and assemble products offshore also has required the Company to increase production lead times and has reduced the Company's ability to adjust production in response to short-term market conditions.

SEASONALITY; VARIABILITY IN PERIODIC OPERATING RESULTS

    The Company's business is seasonal, reflecting traditional retail seasonality patterns. Sales in the retail PC game entertainment industry are significantly higher in the fourth calendar quarter of each year than in each of the preceding three quarters. In 1997, nearly 47% of the Company's revenues were earned in the fourth quarter. In addition to seasonality, the Company is likely to experience significant fluctuations in future periodic operating results due to a number of factors, including the size or timing of customer orders, delays in product enhancements and new product introductions by the Company, quality control difficulties, market acceptance of new products, product returns, customer order deferrals in anticipation of new products or enhancements, reduction in demand for existing products as a result of new product introductions by the Company or others, and general economic conditions. Any of these factors could cause quarterly or other periodic operating results to vary significantly from prior periods. The Company's customers generally order on an as-needed basis, and the Company typically does not have a significant order backlog at the beginning of each quarter. Because quarterly revenues are dependent largely on the volume and timing of orders received during such quarter, which may be difficult to forecast, and the Company's operating expenses are based in part on its estimate of future revenues, the Company may be unable to adjust its spending in a timely manner to compensate for a shortfall in revenues.

POTENTIAL INABILITY TO MANAGE FUTURE ACQUISITIONS

    The Company intends to supplement its internal growth through the acquisition of complementary product lines and businesses. The Company's management has limited experience in identifying, completing, and integrating acquisitions. The Company's ability to grow through acquisitions depends on, among other things, the Company's ability (i) to identify complementary product lines or businesses, (ii) to acquire them on terms that management considers attractive, and (iii) to integrate acquired complementary product lines or businesses into its organization. Any acquisitions would be accompanied by the risks commonly encountered in such transactions, including difficulties associated with assimilating the personnel and operations of an acquired business, the Company's potential inability to achieve expected financial results or strategic goals for the acquired product line or business, the potential disruption of the Company's ongoing business, and the diversion of management and other Company resources. The Company has not identified any specific acquisition candidate. The Company may not be able to identify acquisition opportunities or to successfully overcome the risks and challenges encountered in completing and integrating such acquisitions. The Company's failure to implement its acquisition strategy could reduce the Company's financial performance. The Company's failure to execute successfully its acquisition strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

    The Company anticipates that a significant portion of the Company's revenues and accounts receivable will continue to be derived from a limited number of key customers. In 1997, two customers accounted for an aggregate of approximately 22.5% of the Company's revenues. The loss of one or more of its key customers or any significant reduction in orders by such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

    The Company's future success depends to a significant extent on the continued service of its key research and development, manufacturing, management and marketing and sales personnel. Competition for such employees is intense, and the Company may be unable to attract, motivate and retain highly qualified employees. The Company does not have employment or non-competition agreements with, or maintain key man life insurance for, any of its employees. Any failure to attract, motivate or retain key Company personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

    The Company regards certain aspects of its products as proprietary and relies on a combination of copyright and trademark laws, patents, trade secrets and confidentiality procedures and agreements to protect its proprietary rights. Despite the Company's efforts to safeguard its proprietary rights, it may not be successful in doing so or the Company's competitors may independently develop or patent technologies that are substantially equivalent or superior to or otherwise circumvent the Company's proprietary rights. Confidentiality agreements may not provide meaningful protection for the Company's trade secrets or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such information by the Company's employees, consultants or business partners. The Company believes that its products, processes and trademarks do not infringe on the rights of third parties; however, third parties may assert infringement or other related claims against the Company in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense of defending the same, could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE UPON SOLE OR LIMITED SUPPLIERS

    The Company is dependent on suppliers for components, and certain key components used in the Company's products are obtained from a sole or limited group of suppliers. The Company's reliance on these suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and finished products. Any reduction or interruption of or delay in supply could materially and adversely affect the Company. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. Substantially all components used in the Company's products are purchased from sources located outside the United States. Trading policies adopted by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining them. Any significant increase in component prices or decrease in component availability could materially and adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

    The Company expects to focus an increasing amount of its sales efforts in international markets. The Company expects that any international sales will be subject to the normal risks of foreign sales, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuating exchange rates. Although most of the Company's international revenues currently are earned in U.S. dollars, a growing portion is earned in other currencies, primarily German marks and British pounds sterling. To the extent revenues are earned in currencies other than U.S. dollars, net income may fluctuate due to changes in the value of the U.S. dollar relative to such other currencies. The Company has not entered into any forward exchange contracts or other hedging activities in anticipation of foreign currency fluctuations, but may do so in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Substantially all of the Company's liquid investments are at fixed interest rates, and therefore the fair value of these investments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                              PAGE
                                                                                                              -----
Report of Independent Accountants..........................................................................      20

Consolidated Balance Sheets--As of December 31, 1996 and 1997..............................................      21

Consolidated Statements of Income--For each of the three years in the period ended December 31, 1997.......      22

Consolidated Statements of Cash Flows--For each of the three years in the
  period ended December 31, 1997...........................................................................      23

Consolidated Statements of Changes in Shareholders' Equity--For each of the three years in the period ended
  December 31, 1997........................................................................................      24

Notes to Consolidated Financial Statements.................................................................      25

Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts--For each of the three years in the period ended
    December 31, 1997......................................................................................      38

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

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThrustMaster, Inc. and Subsidiary as of December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                            COOPERS & LYBRAND L.L.P.

Portland, Oregon
January 23, 1998

                         THRUSTMASTER, INC.
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1996         1997
                                                                  ---------    ---------
                          ASSETS

Current assets:
  Cash and cash equivalents..................................        $6,420      $   449
  Accounts receivable, less allowance for doubtful
    accounts of $14 and $51..................................         9,820       16,604
  Inventories................................................         3,560        6,974
  Prepaid expenses and other.................................           109          294
  Deferred income taxes......................................           239          409
                                                                  ---------    ---------
    Total current assets.....................................        20,148       24,730
Plant and equipment, net.....................................         1,081        2,119
Other........................................................            32           28
                                                                  ---------    ---------
    Total assets.............................................       $21,261      $26,877
                                                                  ---------    ---------
                                                                  ---------    ---------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable...............................................        $   --     $  1,110
  Accounts payable...........................................         3,021        2,919
  Accrued liabilities........................................         2,311        3,504
  Current portion--long-term debt............................            10           --
                                                                  ---------    ---------
Total current liabilities....................................         5,342        7,533
Deferred income taxes........................................            21           64
                                                                  ---------    ---------
    Total liabilities........................................         5,363        7,597
                                                                  ---------    ---------
Commitments (Note 8)
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized; none issued or outstanding...................            --           --
  Common stock, no par value, 25,000,000 shares
    authorized; 4,240,403 and 4,293,588 shares issued
    and outstanding..........................................        13,301       13,486
  Retained earnings..........................................         2,597        5,794
                                                                  ---------    ---------
    Total shareholders' equity...............................        15,898       19,280
                                                                  ---------    ---------
    Total liabilities and shareholders' equity...............       $21,261      $26,877
                                                                  ---------    ---------
                                                                  ---------    ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                              THRUSTMASTER, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share amounts)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                      1995       1996       1997
                                                                                   ---------  ---------  ---------
Revenues.........................................................................  $  19,415  $  30,821  $  45,494
Cost of goods sold...............................................................     11,815     19,592     28,839
                                                                                   ---------  ---------  ---------
  Gross profit...................................................................      7,600     11,229     16,655
                                                                                   ---------  ---------  ---------
Operating expenses:
  Research and engineering.......................................................      1,845      2,105      2,697
  Selling, general and administrative............................................      4,111      5,961      9,450
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................      5,956      8,066     12,147
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      1,644      3,163      4,508
Interest income..................................................................        404        466        304
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................      2,048      3,629      4,812
Provision for income taxes.......................................................        614      1,370      1,615
                                                                                   ---------  ---------  ---------
    Net income...................................................................  $   1,434  $   2,259  $   3,197
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Pro forma data (Notes 2 and 11):
Income before income taxes.......................................................  $   2,048
Provision for income taxes.......................................................        687
                                                                                   ---------
Net income.......................................................................  $   1,361
                                                                                   ---------
                                                                                   ---------
Net income per share
  Basic............................................................................  $  0.37  $    0.54  $    0.75
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Diluted..........................................................................  $  0.34  $    0.51  $    0.69
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average shares outstanding
  Basic............................................................................    3,647      4,182      4,268
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Diluted..........................................................................    4,060      4,468      4,660
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                        THRUSTMASTER, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Cash flows from operations:
  Net income.........................................................................  $   1,434  $   2,259  $   3,197
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation.....................................................................        376        766        615
    Deferred income taxes............................................................        (66)      (152)      (127)
    Changes in assets and liabilities:
     Accounts receivable.............................................................       (784)    (6,923)    (6,784)
     Inventories.....................................................................     (1,572)    (1,034)    (3,414)
     Prepaid expenses and other assets...............................................        346        286       (181)
     Payables and accrued liabilities................................................        325      3,857      1,212
                                                                                       ---------  ---------  ---------
        Net cash provided by (used in) operating activities..........................         59       (941)    (5,482)
                                                                                       ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of plant and equipment...................................................       (753)      (789)    (1,653)
                                                                                       ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from note payable.........................................................     --         --          1,110
  Payments on long-term debt.........................................................        (56)       (11)       (10)
  Proceeds from issuance of common stock.............................................      8,851         71         64
  Cash dividends.....................................................................       (556)    --         --
                                                                                       ---------  ---------  ---------
        Net cash provided by financing activities....................................      8,239         60      1,164
                                                                                       ---------  ---------  ---------
    Net increase (decrease) in cash and
      cash equivalents...............................................................      7,545     (1,670)    (5,971)
Cash and cash equivalents, beginning of year.........................................        545      8,090      6,420
                                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year...............................................  $   8,090  $   6,420  $     449
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Cash paid during the year for:

  Interest...........................................................................  $       3    $     1   $      19
  Income taxes.......................................................................        376         47       1,531


    The accompanying notes are an integral part of these consolidated financial statements.

                        THRUSTMASTER, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (In thousands)

                                                                               COMMON STOCK
                                                                           --------------------  RETAINED
                                                                            SHARES     AMOUNT    EARNINGS
                                                                           ---------  ---------  ---------
Balance, January 1, 1995...................................................    2,192  $     875  $   1,815
  Reclassification of S corporation earnings...............................     --        1,660     (1,660)
  Proceeds from issuance of common stock...................................    1,761      8,851     --
  Tax benefits from stock options exercised................................     --          491     --
  Dividends................................................................     --         --         (155)
  Net income...............................................................     --         --        1,434
                                                                           ---------  ---------  ---------
Balance, December 31, 1995.................................................    3,953     11,877      1,434
  Proceeds from issuance of common stock...................................      164         71      --
  Tax benefits from stock options exercised................................     --          257      --
  Stock dividend declared (Note 2).........................................      123      1,096     (1,096)
  Net income...............................................................     --         --        2,259
                                                                           ---------  ---------  ---------
Balance, December 31, 1996.................................................    4,240     13,301      2,597
  Proceeds from issuance of common stock...................................       54         64       --
  Tax benefits from stock options exercised................................     --          121       --
  Net income...............................................................     --         --        3,197
                                                                           ---------  ---------  ---------
Balance, December 31, 1997.................................................    4,294  $  13,486  $   5,794
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------


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

    INCOME TAXES. From January 1, 1991 through December 31, 1994, the Company was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and was treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, the Company's earnings from January 1, 1991 through December 31, 1994 have been, for federal and certain state income tax purposes, taxed directly to the Company's shareholders, rather than to the Company. Effective January 1, 1995 (the "Termination Date"), the Company's S corporation status was terminated. Subsequent to the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of change. Valuation allowances are established when necessary, to reduce deferred tax assets to the amounts expected to be realized.

    REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. All products have a warranty for one year from date of sale covering product defects. Certain sales agreements provide the right to return on unsold merchandise. The Company provides for estimated costs of warranty and returns when products are shipped. The Company offers price protection to certain customers on its products. The Company records anticipated price protection as a reduction of sales.

    RESEARCH AND ENGINEERING EXPENSE. Research and engineering costs are charged to operations as incurred.

    FOREIGN CURRENCY TRANSLATION. The Company maintains a sales and distribution office and warehouse in Surrey, England, through which all of its European sales are made. The financial statements of the Company's operations in the United Kingdom have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Certain of the Company's sales to foreign distributors are denominated in foreign currencies. Gains and losses associated with the foreign currency transaction gains and losses are recorded in the Company's financial statements at the settlement date. Gains and losses associated with foreign currency receivables are recorded based upon the exchange rate at the end of the period.

    EARNINGS PER SHARE DATA. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This Statement supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company was required to adopt the provisions of SFAS No. 128 for the year ended December 31, 1997. As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings per Share.

    Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.

    Stock Dividend On January 21, 1997, the Company's board of directors declared a 3% stock dividend payable to shareholders of record on February 14, 1997. Share, per share, common stock, stock option and warrant amounts have been restated to reflect the effect of this stock dividend.

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

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. During 1997, the Financial Accounting Standards Board issued SFAS No. 130 and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These standards will become effective for the Company's 1998 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Management is currently assessing the impact of the implementation of these standards on the consolidated financial statements of the Company.

NOTE 3--CONCENTRATION OF CREDIT RISK, FOREIGN OPERATIONS, AND MAJOR CUSTOMER INFORMATION

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash equivalents are in high quality securities placed with institutions with high credit ratings.

    The Company's accounts receivable are primarily from a small number of computer wholesale distributors and software specialty stores located in the United States, Canada, and western Europe. Management believes that any risk of loss is significantly reduced by its ongoing credit evaluations of its customers' financial condition.

    In 1995 product sales to two customers each accounted for approximately 10% of revenues. In 1996, no customer individually accounted for more than 10% of revenues. During 1997, two customers accounted for 11.8% and 10.4% of revenues, respectively.

    The Company operates in a single industry segment comprising interactive control devices for use with personal computer entertainment software. Certain of the Company's products are manufactured and assembled in Taiwan and China by an independent contractor. Products manufactured and assembled by this vendor approximated 37.6% and 74.3%, and 89.9% of total products in 1995, 1996, and 1997 respectively.

    Net revenue by geographic region and as a percentage of total revenue for each region outside the United States that constituted more than 10% of the Company's total revenue is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
         Net revenue by geographic region:
           Europe.................................................................  $   2,489  $  10,225  $  13,473
         Net revenue as a percentage of total revenue:
           Europe.................................................................       12.8%      33.2%      29.6%

    The Company's U.K. operations accounted for substantially all of the Company's European sales. Identifiable assets of the Company's U.K. operations were $4,179 at December 31, 1997.

NOTE 4--INVENTORIES

     Inventories are as follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
        Raw materials..........................................................................  $     762  $   1,062
        Work-in-progress.......................................................................         90         49
        Finished goods.........................................................................      2,708      5,863
                                                                                                 ---------  ---------
                                                                                                 $   3,560  $   6,974
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

NOTE 5--PLANT AND EQUIPMENT

     Plant and equipment consists of the following:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
        Computers and other equipment..........................................................  $   1,075  $   1,652
        Tooling................................................................................      1,209      2,172
        Furniture and fixtures.................................................................        230        343
                                                                                                 ---------  ---------
                                                                                                     2,514      4,167
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
        Accumulated depreciation...............................................................     (1,433)    (2,048)
                                                                                                 ---------  ---------
                                                                                                 $   1,081  $   2,119
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

NOTE 6--BANK LINE OF CREDIT

    At December 31, 1997, the Company had a revolving line of credit with a bank which provided for borrowings up to the lesser of one million dollars or 75% of eligible receivables. Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate or a rate based on LIBOR (8.5% at December 31, 1997). The Company's bank temporarily increased the line of credit to the lesser of $5.0 million or 60% of eligible receivables through January 31, 1998 to meet the Company's seasonal working capital needs during the fourth quarter of 1997. The Company also may borrow up to two hundred thousand dollars to finance up to 80% of the cost of certain equipment. Borrowings under the agreement are collateralized by substantially all of the Company's assets. Loan covenants under the agreement include maintaining a defined level of working capital and maximum debt to tangible net worth ratio. At December 31, 1997, $1,110 was outstanding under the line.

NOTE 7--ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
        Accrued payroll and payroll liabilities................................................  $     132  $     208
        Accrued bonuses........................................................................        460        601
        Warranty reserve.......................................................................        365        785
        Federal and state income taxes.........................................................        977      1,056
        Accrued commissions....................................................................        322        771
        Other liabilities......................................................................         55         83
                                                                                                 ---------  ---------
                                                                                                 $   2,311  $   3,504
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    A portion of the compensation paid by the Company to certain officers is determined based upon the Company's revenues and net income for the year. The Company recorded expense of $118 in 1995, $251 in 1996, and $289 in 1997, related to such amounts.

NOTE 8--COMMITMENTS

    The Company leases facilities and equipment under non-cancelable operating leases. Certain of the facility leases contain escalation clauses. The following is a schedule by years, through expiration of the leases, of future minimum lease payments required under these leases as of December 31, 1997:

                     1998.....................$660

                     1999..................... 705

                     2000..................... 701

                     2001..................... 705

                     2002..................... 725

    Under the agreements for the lease of its office, production, and distribution facilities, the Company is obligated to the lessors for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rental expense totaled $239, $236 and $438 for the years ended December 31, 1995, 1996, and 1997, respectively.

NOTE 9--STOCK OPTION PLANS AND WARRANTS

    The Company has adopted a stock option plan for employees (the "1994 Stock Option Plan") and a separate option plan for directors (the "Directors' Stock Option Plan"). The Company has reserved 400,000 shares for issuance under the 1994 Stock Option Plan and 160,000 shares for issuance under the Director's Stock Option Plan. The 1994 Stock Option Plan provides for incentive stock option and nonqualified options to be granted. The Company previously made grants under a nonqualified plan adopted in 1990 in which 1,200,000 shares had been reserved. In July 1994, any ungranted options and any future forfeitures under the 1990 option plan were transferred to the 1994 Stock Option Plan.

    The stock option plans generally require the price of options to be at the estimated fair market value of the stock at the date of grant. Options have a maximum duration of ten years (five years under certain circumstances) and may be exercised in varying amounts over the vesting periods.

      The following table summarizes stock option transactions:

                                                                                         NUMBER OF SHARES
                                                                                 ---------------------------------
                                                                                                  AVAILABLE FOR
                                                                                 UNDER OPTION         GRANT
                                                                                 -------------  ------------------
    Balance January 1, 1995....................................................       767,200           739,904

    Granted ($8.75 to $8.875 per share)........................................       126,500          (126,500)

    Exercised ($0.25 to $2.50 per share).......................................      (207,400)               --

    Cancelled..................................................................        (6,100)            6,100
                                                                                 -------------         --------

    Balance, December 31, 1995.................................................       680,200           619,504

    Granted ($4.125 to $7.625 per share).......................................       331,000          (331,000)

    Exercised ($0.25 to $0.75 per share).......................................      (164,100)               --

    Cancelled..................................................................      (134,500)          134,500

    Effect of 3% stock dividend declared (See Note 2)..........................        21,378                --
                                                                                 -------------         --------

    Balance, December 31, 1996.................................................       733,978           423,004

    Granted ($8.625 to $15.75 per share).......................................       239,000          (239,000)

    Exercised ($0.243 to $8.495)...............................................       (41,394)               --

    Cancelled..................................................................       (40,233)           40,233

    Effect of 3% stock dividend declared (See Note 2)..........................         4,470                --
                                                                                 -------------         --------
    Balance December 31, 1997..................................................       895,821           224,237
                                                                                 -------------         --------
                                                                                 -------------         --------

    The exercise price of the outstanding options at December 31, 1997 ranged between $0.24 and $15.75 per share. The weighted average exercise price of outstanding options was $4.54 at December 31, 1997.

    The following table summarizes information about stock options outstanding at December 31, 1997:

                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                -----------------------------               -------------------------
                                 WEIGHTED
                OUTSTANDING       AVERAGE       WEIGHTED    EXERCISABLE    WEIGHTED
   RANGE OF          AT         CONTRACTUAL      AVERAGE         AT         AVERAGE
   EXERCISE     DECEMBER 31,     REMAINING      EXERCISE    DECEMBER 31,   EXERCISE
    PRICES          1997           LIFE           PRICE         1997         PRICE
--------------  ------------  ---------------  -----------  ------------  -----------
$0.24--$0.73        274,982            4.9      $    0.30       274,982    $    0.30

$2.43--$2.91         98,880            6.1           2.59        98,880         2.59

$4.73--$5.34        290,652            8.3           5.01        72,633         5.01

$8.50--$8.75        191,307            9.1           8.58        47,827         8.58

$   15.75            40,000            9.8          15.00            --           --
                ------------                                ------------

                    895,821                                     494,322
                ------------                                ------------
                ------------                                ------------

    During 1995, warrants to purchase 139,050 shares were granted at a price of $7.57 per share after giving effect to the stock dividend discussed in Note 2. There were 117,151 warrants outstanding at December 31, 1997.

    The Company applies APB opinion No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 for all awards subsequent to January 1, 1995, are presented below.

    The fair value of each option granted during the years ended 1995, 1996 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) average dividend yield of 0%, (ii) expected volatility of 27.0% for 1995, 28.8% for 1996, and 26.7% for 1997, (iii) expected average life of 3.3 years. The risk-free interest rate (equivalent to the zero coupon treasury rate) at the date of grant ranged from 6.0% to 7.0% for 1995, from 4.8% to 6.3% for 1996, and from 5.9% to 6.8% for 1997.

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
     Net income -- as reported......................................................  $   1,361  $   2,259  $   3,197

     Net income -- pro forma........................................................      1,304      2,173      2,987

     Net income per share--as reported

       Basic..........................................................................     0.37       0.54       0.75

       Diluted........................................................................     0.34       0.51       0.69

     Net income per share--pro forma

       Basic..........................................................................     0.36       0.52       0.70

       Diluted........................................................................     0.32       0.49       0.64


    The effect of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 10--CONSULTING AGREEMENT

    In December 1993, the Company entered into a consulting agreement with a company owned entirely by a shareholder and former chief executive officer. The agreement terminated in February 1996. Under the agreement, services included providing product concepts and consulting and assistance on product design. Payments of $205, and $36 were made pursuant to the agreement in 1995 and 1996, respectively.

NOTE 11--INCOME TAXES

    Effective January 1, 1995, the Company was required to provide for deferred taxes, arising from the cumulative temporary differences between financial reporting and tax reporting, by recording a benefit for income taxes for such deferred taxes in its statement of income in the period in which the Termination Date occurred. The amount of this benefit during 1995 was $73.

    The provision for income taxes is as follows:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------------
                                                                                        1995 (1)      1996       1997
                                                                                       -----------  ---------  ---------
Current payable:
  Federal............................................................................   $     613   $   1,256  $   1,535
  State..............................................................................          67         266        207
                                                                                            -----   ---------  ---------
  Total current......................................................................         680       1,522      1,742
                                                                                            -----   ---------  ---------
Deferred:
  Federal............................................................................           6        (126)      (105)
  State..............................................................................           1         (26)       (22)
                                                                                            -----   ---------  ---------
  Total deferred.....................................................................           7        (152)      (127)
                                                                                            -----   ---------  ---------
    Total............................................................................   $     687   $   1,370  $   1,615
                                                                                            -----   ---------  ---------
                                                                                            -----   ---------  ---------

------------------------

(1) Unaudited pro forma information

    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------
                                                                                             1995 (1)      1996       1997
                                                                                            -----------  ---------  ---------
Federal statutory rate....................................................................        34.0%       34.0%      34.0%
State income taxes, net of federal income tax benefit.....................................         2.2         4.4        2.2
Effect of research and experimentation tax credit and other...............................        (2.7)        (.6)      (2.7)
                                                                                                   ---         ---        ---
Effective income tax rate.................................................................        33.5%       37.8%      33.5%
                                                                                                   ---         ---        ---
                                                                                                   ---         ---        ---

------------------------

(1) Unaudited pro forma information

    Deferred income taxes result from items of income or expense being reported for income tax purposes in different periods than they are reported for financial reporting purposes. The primary effects of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                                                                        DECEMBER 31,
                                                                                                    --------------------
                                                                                                      1996       1997
                                                                                                    ---------  ---------
Deferred tax asset:
  Warranty reserve, inventory reserve, and other accrued liabilities..............................  $     239  $     409
Deferred tax liability:
  Excess tax over book depreciation and amortization..............................................         21         64

NOTE 12--EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted computations of earnings per share:

                                                                                                                    PER
                                                                                                                   SHARE
                                                                                         INCOME      SHARES       AMOUNT
                                                                                        ---------  -----------  -----------
YEAR ENDED DECEMBER 31, 1997
Basic earnings per share:
  Income available to common shareholders.............................................  $   3,197       4,268    $    0.75
                                                                                                                     -----
                                                                                                                     -----
Effect of dilutive securities
  Stock options issuable..............................................................     --             392
Diluted earnings per share:
                                                                                        ---------       -----
  Income available to common shareholders.............................................  $   3,197       4,660    $    0.69
                                                                                        ---------       -----        -----
                                                                                        ---------       -----        -----
YEAR ENDED DECEMBER 31, 1996
Basic earnings per share:
  Income available to common shareholders.............................................  $   2,259       4,182    $    0.54
                                                                                                                     -----
                                                                                                                     -----
Effect of dilutive securities
  Stock options issuable..............................................................     --             286
Diluted earnings per share:
                                                                                        ---------       -----
  Income available to common shareholders.............................................  $   2,259       4,468    $    0.51
                                                                                        ---------       -----        -----
                                                                                        ---------       -----        -----
YEAR ENDED DECEMBER 31, 1995
Basic earnings per share:
  Income available to common shareholders.............................................  $   1,361       3,647    $    0.37
                                                                                                                     -----
                                                                                                                     -----
Effect of dilutive securities
  Stock options issuable..............................................................     --             413
Diluted earnings per share:
                                                                                        ---------       -----
  Income available to common shareholders.............................................  $   1,361       4,060    $    0.34
                                                                                        ---------       -----        -----
                                                                                        ---------       -----        -----

NOTE 13--401 (K) PLAN

    The Company has a 401(k) Plan (the "Plan") covering substantially all employees meeting minimum service requirements. The Plan allows the Company to make discretionary matching contributions. The Company provided discretionary contributions of $23, $35, and $45 for the years ended December 31, 1995, 1996, and 1997, respectively.

NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Selected unaudited and pro forma financial information for each of the quarters is as follows. Pro forma net income per share and net income per share data has been adjusted to reflect the stock dividend discussed in Note 2.

                                                                                 THREE MONTHS ENDED
                                                                -----------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                -----------  -----------  -------------  ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
  Revenues....................................................   $   4,564    $   4,250     $   6,931     $   15,076
  Cost of goods sold..........................................       2,970        2,615         4,142          9,865
  Operating expenses..........................................       1,538        1,564         1,930          3,034
  Net income..................................................         101          111           626          1,421
  Diluted net income per share................................   $    0.02    $   0 .03     $   0 .14     $     0.31
1997
  Revenues....................................................   $   6,272    $   7,149     $  10,509     $   21,564
  Cost of goods sold..........................................       3,786        4,480         6,548         14,025
  Operating expenses..........................................       2,108        2,244         2,804          4,991
  Net income..................................................         289          329           836          1,743
  Diluted net income per share................................   $    0.06    $    0.07     $    0.18     $     0.37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this item is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) List of documents filed as part of this Report:

(1) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

    See index on page 19.

(2) EXHIBITS

NUMBER                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
     *3.1  Articles of Incorporation, as amended

    **3.2  Amended and Restated Bylaws

     *4.1  Description of Capital Stock contained in the Articles of Incorporation, as amended (See Exhibit 3.1)

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

     *4.3  Form of Certificate for Shares of Common Stock

     *4.4  Form of Representatives' Warrant Agreement among the Company, Cruttenden Roth and Black & Company, Inc.

    *10.1  Consulting Agreement, dated December 1, 1993, between the Company and BOCAR, Inc.

    *10.2  1994 Incentive Compensation Plan, dated December 21, 1993

  ***10.3  Directors' Nonqualified Stock Option Plan, dated July 19, 1994, as amended

  ***10.4  1994 Stock Option Plan, dated July 19, 1994, as amended

------------------------

* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

** Incorporated by reference to the same exhibit number from the Company's Report on Form 10-K filed on March 25, 1997.

*** Underlying document incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA); the amendment to the underlying document accompanies this filing.

     10.5  Letter agreement, dated October 8, 1997 from United States National Bank of Oregon to the Company regarding a revolving line of credit

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

   **10.8  Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the
             Company, as amended

   **10.9  Summary of 1997 Bonus Program (Bonus Program Extended for 1998)

       21  List of Subsidiaries

       23  Consent of Independent Accountants

     27.1  Financial Data Schedule as of December 31, 1997 and the related Statement of Income for the period then ended

     27.2  Financial Data Schedules as of December 31, 1995; March 31, 1996; June 30, 1996;
             September 30, 1996; and December 31, 1996, and the related Statements of Income for the respective periods then ended

     27.3  Financial Data Schedules as of March 31, 1997; June 30, 1997; and September 31 ,
             1997, and the related Statements of Income for the respective periods then ended

------------------------

* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

** Incorporated by reference to the same exhibit number from the Company's Report on form 10-K filed on March 25, 1997.

    (b) Reports on Form 8-K:

    No reports on Form 8-K have been filed during the last quarter of 1997.

                                                                     Schedule II

                               THRUSTMASTER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                          BEGINNING    CHARGES TO    DEDUCTIONS     ENDING
                                                                YEAR       BALANCE       EXPENSE     WRITE-OFFS     BALANCE
                                                              ---------  -----------  -------------  -----------  -----------
Allowance for doubtful accounts:
                                                                   1997   $      14     $      87     $     (50)   $      51
                                                                   1996           7           122          (115)          14
                                                                   1995      --                 8            (1)           7
Reserve for warranty expense and sales returns:
                                                                   1997         365           420        --              785
                                                                   1996         192           173        --              365
                                                                   1995         229        --               (37)         192

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THRUSTMASTER, INC.
DATE: MARCH 20, 1998
                                BY               /S/ KENT E. KOSKI
                                     -----------------------------------------
                                                   Kent E. Koski
                                Vice President--Finance and Administration,
                                Chief Financial Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ C. NORMAN WINNINGSTAD     Chairman of the Board
------------------------------                                 March 20, 1998
    C. Norman Winningstad

   /s/ STEPHEN A. AANDERUD      President, Chief Executive
------------------------------    Officer, and Director        March 20, 1998
     Stephen A. Aanderud

     /s/ ROBERT L. CARTER       Director
------------------------------                                 March 20, 1998
       Robert L. Carter

      /s/ GRAHAM DORLAND        Director
------------------------------                                 March 20, 1998
        Graham Dorland

    /s/ MERRILL A. MCPEAK       Director
------------------------------                                 March 20, 1998
      Merrill A. McPeak

     /s/ G. GERALD PRATT        Director
------------------------------                                 March 20, 1998
       G. Gerald Pratt

     /s/ MILTON R. SMITH        Director
------------------------------                                 March 20, 1998
       Milton R. Smith

   /s/ FREDERICK M. STEVENS     Director
------------------------------                                 March 20, 1998
     Frederick M. Stevens
                                Vice President--Finance and
      /s/ KENT E. KOSKI           Administration, Chief
------------------------------    Financial Officer and        March 20, 1998
        Kent E. Koski             Secretary