Form 10-Q
period 1998-03-31
THRUSTMASTER INC
filed 1998-05-08
CIK 932290

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q
                                   _____________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                          Commission File Number   0-25520
                                   _____________

                                 THRUSTMASTER, INC.
               (Exact name of registrant as specified in its charter)

               OREGON                                         93-1040330
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
                                   _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common stock, no par value                 4,371,449 shares
                     (Class)                    (Outstanding at April 30, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              THRUSTMASTER, INC.

                              Index to Form 10-Q

PART I -- FINANCIAL INFORMATION                                       PAGE NO.
                                                                      --------
Item 1. Financial Statements

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .     2

     Consolidated Statements of Operations . . . . . . . . . . . . . .     3

     Consolidated Statements of Cash Flows . . . . . . . . . . . . . .     4

     Consolidated Statements of Changes in Shareholders' Equity. . . .     5

     Notes to Consolidated Financial Statements. . . . . . . . . . . .     6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . .     7


PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .     10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11


                              THRUSTMASTERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                  March 31,      December 31,
                                                    1998            1997
                                                 ----------      -----------
                                                (unaudited)
                                ASSETS

Current assets:
  Cash and cash equivalents                       $  2,586          $   449
  Accounts receivable, net                           7,578           16,604
  Inventories                                        5,988            6,974
  Prepaid expenses and other                           461              294
  Prepaid income taxes                                 892                -
  Deferred income taxes                                516              409
                                                   -------          -------
    Total current assets                            18,021           24,730

Plant and equipment, net                             2,180            2,119
Other                                                   27               28
                                                   -------          -------
    Total assets                                   $20,228          $26,877
                                                   -------          -------
                                                   -------          -------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable                                    $      -          $ 1,110
  Accounts payable                                     986            2,919
  Accrued liabilities                                  753            3,504
                                                   -------          -------
    Total current liabilities                        1,739            7,533
Deferred income taxes                                   83               64
                                                   -------          -------
   Total liabilities                                 1,822            7,597
                                                   -------          -------
Shareholders' equity:
  Preferred stock                                        -                -
  Common stock                                      13,853           13,486
  Retained earnings                                  4,553            5,794
                                                   -------          -------
    Total shareholders' equity                      18,406           19,280
                                                   -------          -------
    Total liabilities and shareholders' equity     $20,228          $26,877
                                                   -------          -------
                                                   -------          -------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               THRUSTMASTER, INC.
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                   1998         1997
                                                 ---------    --------
Revenues                                           $ 6,282      $6,272
Cost of goods sold                                   4,792       3,786
                                                  --------     -------
Gross profit                                         1,490       2,486
                                                  --------     -------
Operating expenses:
   Research and engineering                            722         673
   Selling, general and administrative               2,708       1,435
                                                  --------     -------
Total operating expenses                             3,430       2,108
                                                  --------     -------
Income (loss) from operations                       (1,940)        378
Interest income                                         30          80
                                                  --------     -------
Income (loss) before income taxes                   (1,910)        458
Income tax provision (benefit)                        (669)        169
                                                  --------     -------
Net income (loss)                                  $(1,241)     $  289
                                                  --------     -------
                                                  --------     -------
Net income (loss) per share
   Basic                                           $ (0.29)     $ 0.07
                                                  --------     -------
                                                  --------     -------
   Diluted                                         $ (0.29)     $ 0.06
                                                  --------     -------
                                                  --------     -------
  Weighted average shares outstanding
   Basic                                             4,303       4,245
                                                  --------     -------
                                                  --------     -------
   Diluted                                           4,303       4,555
                                                  --------     -------
                                                  --------     -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 THRUSTMASTER, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                   1998             1997
                                                                 --------         --------
 Cash flows from operating activities:
   Net income (loss)                                             $(1,241)         $   289
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation                                                  230              124
       Deferred income taxes                                         (88)              (5)
       Changes in assets and liabilities:
         Accounts receivable                                       9,026            5,248
         Inventories                                                 986             (833)
         Prepaid expenses and other assets                        (1,058)            (202)
         Payables and accrued liabilities                         (4,358)          (3,388)
                                                                 -------          -------
           Net cash provided by operating activities               3,497            1,233

 Cash flows from investing activities:
   Purchase of plant and equipment                                  (291)            (282)
                                                                 -------          -------
 Cash flows from financing activities:
   Payments on note payable                                       (1,110)               -
   Payment on long-term debt                                           -               (3)
   Proceeds from issuance of common stock                             41                5
                                                                 -------          -------
       Net cash provided by (used in) financing activities        (1,069)               2
                                                                 -------          -------
       Net increase in cash and cash equivalents                   2,137              953
 Cash and cash equivalents, beginning of period                      449            6,420
                                                                 -------          -------
 Cash and cash equivalents, end of period                        $ 2,586           $7,373
                                                                 -------          -------
                                                                 -------          -------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THRUSTMASTER, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)


                                               Common Stock
                                            -------------------    Retained
                                             Shares     Amount     Earnings
                                            --------   --------   ----------
 Balance, January 1, 1998                    4,294     $13,486     $ 5,794

 Stock options exercised                        77          41           -

 Tax benefits from stock options exercised       -         326           -

 Net loss                                        -           -      (1,241)
                                            ------     -------      ------
 Balance, March 31, 1998                     4,371     $13,853     $ 4,553
                                            ------     -------      ------
                                            ------     -------      ------


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 THRUSTMASTER, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share data)

NOTE 1  --  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of ThrustMaster, Inc., and its wholly-owned subsidiaries, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2  --  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):


                                      March 31,      December 31,
                                        1998            1997
                                      ---------      ----------
               Raw materials              $881           $1,062
               Work in progress             48               49
               Finished goods            5,059            5,863
                                        ------           ------
                                        $5,988           $6,974
                                        ------           ------
                                        ------           ------


NOTE 3  --  Impact of Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued SFAS No. 130 and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These standards will become effective for the Company's 1998 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Management has studied the implications of the implementation of these standards, and based upon the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when adopted.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:


                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                   1998           1997
                                                 --------       --------
     Revenues                                     100.0%         100.0%
     Cost of goods sold                            76.3           60.4
                                                  -----          -----
     Gross profit                                  23.7           39.6
                                                  -----          -----
     Operating expenses:
         Research and engineering                  11.5           10.7
         Selling, general and administrative       43.1           22.9
                                                  -----          -----
     Total operating expenses                      54.6           33.6
                                                  -----          -----
     Income (loss) from operations                (30.9)           6.0
     Interest income                                0.5            1.3
                                                  -----          -----
     Income (loss) before income taxes            (30.4)           7.3
     Income tax provision (benefit)               (10.6)           2.7
                                                  -----          -----
     Net income (loss)                            (19.8)%          4.6%
                                                  -----          -----
                                                  -----          -----


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

     Revenues for the three months ended March 31, 1998 were $6,282,000, essentially the same as the $6,272,000 for the three months ended March 31, 1997.

     Gross profit for the three months ended March 31, 1998 was $1,490,000, a decrease of $996,000, or 40.1%, compared to $2,486,000 for the three months ended March 31, 1997. As a percentage of revenues, the gross profit margin percentage was 23.7% for the three months ended March 31, 1998 and 39.6% for the three months ended March 31, 1997. Gross profit declined primarily due to the increases in product returns during the quarter from: (1) retail channels developed during 1997 whose customers return products at higher rates than historically experienced, (2) higher than average rates of return on a new joystick product introduced during the fourth quarter of 1997, and
(3) design and manufacturing problems encountered in a racing wheel product in Europe introduced during the fourth quarter and, which the company believes has been corrected.

     Research and engineering expenses were $722,000 for the quarter ended March 31, 1998, compared to $673,000 for the quarter ended March 31, 1997. The increase resulted primarily from additional expenses incurred in development of the Company's new products.

     Selling, general and administrative expenses were $2,708,000 for the three months ended March 31, 1998, compared to $1,435,000 for the quarter ended March 31, 1997. The increase was primarily due to higher selling expenses associated with increased merchandising and marketing activities, and the funding of the Company's continued expansion into Europe.

     The income tax benefit for the three-month period ended March 31, 1998 reflects an effective tax rate of 35.0%, compared to a provision at an effective tax rate of 36.9% for the three-month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     The Company has a line of credit pursuant to which it may borrow up to the lesser of $1.0 million or 75% of eligible receivables. The line of credit is scheduled for review in July 1998 and is collateralized by substantially all the Company's assets. The line of credit requires the Company to maintain certain working capital and debt-to-equity ratios. At March 31, 1998 there were no borrowings outstanding under the facility and the Company was in compliance with all loan covenants. The Company is discussing with its bank an increase in the amount available but has no firm commitment.

     Net cash provided by operating activities was $3,497,000 for the three months ended March 31, 1998, resulting primarily from a reduction in accounts receivable of $9,026,000, a decrease in inventories of $986,000, offset by increases in prepaid expenses and other assets of $1,058,000, and by decreases in payables and accrued liabilities of $4,358,000.

     At March 31, 1998, the Company had cash and cash equivalents of $2,586,000 and working capital of $16,282,000.

     Capital expenditures for the three month period ended March 31, 1998 were $291,000, compared to $282,000 for the same period in the prior year. These expenditures were primarily for new product tooling and manufacturing and computer equipment.

     The Company does not intend to pay cash dividends to the holders of Common Stock and intends to retain future earnings to finance the expansion and development of its business.

     The Company, from time to time, considers and may in the future enter into joint ventures or make acquisitions in connection with the development and marketing of its products, and may require additional funds in connection therewith, depending upon the circumstances.

     The Company believes that available funds, expected increased availability under its credit facility, and expected cash flow to be generated from operations will be adequate to meet the Company's anticipated cash needs for its present operations through 1998.

     This report on Form 10-Q may include forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements relate to anticipated revenues, gross margins, earnings, product return rates, availability of products manufactured for the Company and new product introductions. The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: uncertainties associated with market acceptance of and demand for the Company's products, impact of competitive products and pricing, dependence on third party suppliers, uncertainties associated with the development of products and manufacturing and differing characteristics of different distribution channels. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's 1997 Form 10-K, which are available from the Company without charge, for a further description of the risks and uncertainties relating to forward-looking statements made by the Company as well as to other aspects of the Company's business.

PART II  --  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


     NUMBER    DESCRIPTION
     ------    ------------
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

      **4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

       *4.3    Form of Certificate for Shares of Common Stock

       *4.4    Form of Representatives' Warrant Agreement among the Company,
               Cruttenden Roth and Black & Company, Inc.

      *10.1 Consulting Agreement, dated December 1, 1993, between the Company and BOCAR, Inc.

     **10.3    Directors' Nonqualified Stock Option Plan, dated July 19, 1994

     **10.4    1994 Stock Option Plan, dated July 19, 1994

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

    ***10.8    Leases, dated March 13, 1996, between Pacific Realty Associates,
               L.P. and the Company, as amended

     **10.9     Summary of 1997 Bonus Program (Bonus Program Extended for 1998)

      10.10 Lease dated January 7, 1998, between Stargas Nominees Limited, and the Company

                                       10

      11.1      Statement re Computation of Per Share Earnings

        27      Financial Data Schedule


---------------------

*Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

**Incorporated by reference to the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

***Incorporated by reference to the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the period for which this report is filed.



SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THRUSTMASTER, INC.

Date:  May 8, 1998                      By  /s/ Kent E. Koski
Kent E. Koski                             ------------------------------

                                        Vice President of Finance and
                                        Administration, Chief Financial
                                        Officer