Form 10-Q
period 1998-06-30
THRUSTMASTER INC
filed 1998-08-14
CIK 932290

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                 -------------

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

      Common stock, no par value                  4,371,861 shares
              (Class)                      (Outstanding at July 31, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              THRUSTMASTER, INC.

                              Index to Form 10-Q

                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets..........................  2

      Consolidated Condensed Statements of Operations................  3

      Consolidated Condensed Statements of Cash Flows................  4

      Consolidated Condensed Statements of Changes in
           Shareholders' Equity.....................................   5

      Notes to Consolidated Condensed Financial Statements..........   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   8

PART II - OTHER INFORMATION.........................................  18

SIGNATURES..........................................................  20

                              THRUSTMASTER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)

                                                         June 30,   December 31,
                                                          1998           1997
                                                       -----------  ------------
                                                       (Unaudited)

                                   ASSETS
Current assets:
 Cash and cash equivalents                              $     294     $     449
 Accounts receivable, net                                   4,947        16,604
 Inventories                                                6,715         6,974
 Prepaid expenses and other                                   416           294
 Prepaid income taxes                                       2,412             -
 Deferred income taxes                                        521           409
                                                        ---------     ---------
  Total current assets                                     15,305        24,730
Plant and equipment, net                                    2,537         2,119
Other                                                          28            28
                                                        ---------     ---------
  Total assets                                          $  17,870     $  26,877
                                                        ---------     ---------
                                                        ---------     ---------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Note payable                                           $       -     $   1,110
 Accounts payable                                           1,045         2,919
 Accrued liabilities                                        1,247         3,504
                                                        ---------     ---------
  Total current liabilities                                 2,292         7,533
Deferred income taxes                                          83            64
                                                        ---------     ---------
  Total liabilities                                         2,375         7,597
Shareholders' equity:
 Preferred stock                                                -             -
 Common stock                                              13,850        13,486
 Retained earnings                                          1,645         5,794
                                                        ---------     ---------
  Total shareholders' equity                               15,495        19,280
                                                        ---------     ---------
  Total liabilities and shareholders' equity            $  17,870     $  26,877
                                                        ---------     ---------
                                                        ---------     ---------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              THRUSTMASTER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                         -----------------------        ---------------------
                                                            1998          1997            1998          1997
                                                         ----------     --------        -------       -------
Revenues                                                 $  4,136       $  7,149        $10,418       $13,421
Cost of goods sold                                          4,055          4,480          8,847         8,266
                                                         --------       --------        -------       -------
Gross profit                                                   81          2,669          1,571         5,155

Operating expenses:
 Research and engineering                                     798            531          1,520         1,204
 Selling, general and administrative                        3,662          1,713          6,370         3,148
                                                         --------       --------        -------       -------
Total operating expenses                                    4,460          2,244          7,890         4,352
Income (loss) from operations                              (4,379)           425         (6,319)          803
Interest income                                                27             99             57           179
                                                         --------       --------        -------       -------
Income (loss) before income taxes                          (4,352)           524         (6,262)          982
Income tax provision (benefit)                             (1,523)           195         (2,192)          364
                                                         --------       --------        -------       -------
Net income (loss)                                        $ (2,829)      $    329        $(4,070)      $   618
                                                         --------       --------        -------       -------
                                                         --------       --------        -------       -------

 Net income (loss) per share:
 Basic                                                   $  (0.65)      $   0.08        $ (0.94)      $  0.15
                                                         --------       --------        -------       -------
                                                         --------       --------        -------       -------
 Diluted                                                 $  (0.65)      $   0.07        $ (0.94)      $  0.14
                                                         --------       --------        -------       -------
                                                         --------       --------        -------       -------

 Weighted average shares outstanding:
 Basic                                                      4,372          4,258          4,337         4,247
                                                         --------       --------        -------       -------
                                                         --------       --------        -------       -------
 Diluted                                                    4,372          4,587          4,337         4,567
                                                         --------       --------        -------       -------
                                                         --------       --------        -------       -------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              THRUSTMASTER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                       ----------      ---------
                                                          1998            1997
                                                       ----------      ---------
Cash flows from operating activities:
 Net income (loss)                                     $  (4,070)      $    618
 Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
   Depreciation                                              472            260
   Deferred income taxes                                     (93)           (11)
   Changes in assets and liabilities:
    Accounts receivable                                   11,657          4,335
    Inventories                                              259            103
    Prepaid expenses and other assets                     (2,534)           (48)
    Payables and accrued liabilities                      (4,210)        (3,189)
                                                       ---------       --------
       Net cash provided by operating activities           1,481          2,068
                                                       ---------       --------

Cash flows from investing activities:
 Purchase of plant and equipment                            (890)          (586)
                                                       ---------       --------

Cash flows from financing activities:
 Payment of long-term debt                                (1,110)            (6)
 Proceeds from issuance of common stock                       41             28
 Tax benefit for stock options exercised                     323             70
                                                       ---------       --------
       Net cash provided by (used in) financing
        activities                                          (746)            92
                                                       ---------       --------
       Net increase (decrease) in cash
        and cash equivalents                                (155)         1,574

Cash and cash equivalents, beginning of period               449          6,420
                                                       ---------       --------
Cash and cash equivalents, end of period               $     294       $  7,994
                                                       ---------       --------
                                                       ---------       --------


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               THRUSTMASTER, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                        OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                               Common Stock
                                                           ---------------------       Retained
                                                           Shares         Amount       Earnings
                                                           ------      ---------      ----------
Balance, January 1, 1998                                    4,294      $  13,486      $  5,794

Stock options exercised                                        78             41             -

Tax benefits from stock options exercised                       -            323             -

Net loss                                                        -              -        (4,070)

Effect of foreign currency translation                          -              -           (79)
                                                            -----      ---------      --------

Balance, June 30, 1998                                      4,372      $  13,850      $  1,645
                                                            -----      ---------      --------
                                                            -----      ---------      --------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              THRUSTMASTER, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

NOTE 1  --  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of ThrustMaster, Inc., and its wholly-owned subsidiaries, ThrustMaster Foreign Sales Corporation and Thrustmaster Europe Limited, and its wholly owned subsidiary Thrustmaster (Deutschland) GMBH, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2  --  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

                                                         June 30,   December 31,
                                                           1998         1997
                                                         --------   ------------
Raw materials                                              $  904      $  1,062
Work in progress                                               44            49
Finished goods                                              5,767         5,863
                                                         --------      --------
                                                         $  6,715      $  6,974
                                                         --------      --------
                                                         --------      --------

NOTE 3  --  Impact of Recently Issued Accounting Standards

       On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ materially from reported net income in the periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

     In February 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

     The Company's management has studied the implications of SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth under "Certain Factors That May Affect Future Performance" below and elsewhere in this report.

     The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and the notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Condensed Statements of Operations:

                                                               Three Months Ended             Six Months Ended
                                                                   June 30,                       June 30,
                                                             ----------------------        ----------------------
                                                               1998           1997           1998           1997
                                                             --------        ------        --------        ------
Revenues                                                      100.0%         100.0%         100.0%         100.0%
Cost of goods sold                                             98.0           62.7           84.9           61.6
                                                             --------        -----         ------          -----
Gross profit                                                    2.0           37.3           15.1           38.4

Operating expenses:
 Research and engineering                                      19.3            7.4           14.6            9.0
 Selling, general and administrative                           88.6           24.0           61.2           23.4
                                                             --------        -----         ------          -----
Total operating expenses                                      107.9           31.4           75.8           32.4
                                                             --------        -----         ------          -----
Income (loss) from operations                                (105.9)           5.9          (60.7)           6.0
Interest income                                                 0.7            1.4            0.6            1.3
                                                             --------        -----         ------          -----
Income (loss) before income taxes                            (105.3)           7.3          (60.1)           7.4
Income tax provision (benefit)                                (36.8)           2.7          (21.0)           2.7
                                                             --------        -----         ------          -----
Net income (loss)                                             (68.5)%          4.6%         (39.1)%          4.7%
                                                             --------        -----         ------          -----
                                                             --------        -----         ------          -----

REVENUES

     Revenues for the three months ended June 30, 1998 were $4,136,000, a decrease of $3,013,000, or 42.1%, compared to $7,149,000 for the three months ended June 30, 1997 while revenues for the first six months of 1998 were $10,418,000, a decrease of $3,003,000, or 22.4%, compared to $13,421,000 from the corresponding prior year period. Revenues declined primarily as a result of an extreme seasonal slowdown resulting in retail distribution channel customers selling existing inventory that was acquired in earlier periods and not replenishing such inventory. Management believes channel customers were also reluctant to re-order product until Windows 98 was launched and available in the retail channel.

GROSS PROFIT

     The Company continued to experience higher than normal returns and related selling costs due to competitive pressures causing lower gross profit for the quarter and six months ended June 30, 1998 compared to the same periods of the prior year. Gross profit for the three months ended June 30, 1998 was $81,000, a decrease of $2,588,000, or 97.0%, compared to $2,669,000 for the three months ended June 30, 1997 while the gross profit for the six months ended June 30, 1998 was $1,571,000, a decrease of $3,584,000, or 69.5%, compared to $5,155,000 for the six months ended June 30, 1997. As a percentage of revenues, gross profit was 2.0% and 15.1% for the three and six months ended June 30, 1998, respectively, and 37.3% and 38.4% for the three and six months ended June 30, 1997, respectively. Gross profit decreased primarily due to: a continuation of higher than normal returns as a result of retail customers returning excess inventory and general end-user product installation challenges in a Windows environment; price protection credits granted to customers as a result of sales price decreases; inventory write-down charges to record inventory at lower-of-cost or market value and competitive pricing pressures. Further, the gross margin was adversely impacted by significantly lower shipment volume levels over which indirect manufacturing costs could be absorbed.

RESEARCH AND ENGINEERING

     Research and engineering expenses were $798,000 for the quarter ended June 30, 1998, an increase of $267,000, or 50.3%, compared to $531,000 for the quarter ended June 30, 1997. Research and engineering expenses were $1,520,000 for the six months ended June 30, 1998, an increase of $316,000, or 26.2%, compared to $1,204,000 for the six months ended June 30, 1997. The increases were due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with an increase in new product development activity. As a percentage of revenues, research and engineering expenses were 19.3% and 14.6% for the quarter and six months ended June 30, 1998, respectively, compared to 7.4% and 9.0% for the quarter and six months ended June 30, 1997, respectively. The increases in research and engineering expenses as a percentage of revenues resulted primarily from the large decline in revenues and, to a lesser extent, an increase in product development activity.

SELLING, GENERAL, AND ADMINISTRATIVE

     Selling, general and administrative expenses were $3,662,000 for the three months ended June 30, 1998, an increase of $1,949,000, or 113.8%, compared to $1,713,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, selling, general and administrative expenses were $6,370,000, an increase of $3,222,000, or 102.4%, compared to $3,148,000 for the six months ended June 30, 1997. The increase is primarily due to higher costs related to sales incentive and promotion programs including higher advertising, marketing, and personnel-related expenses associated with increased sales efforts.

     As a percentage of revenues, selling, general and administrative expenses increased to 88.6% and 61.2% for the quarter and six months ended June 30, 1998, respectively, compared to 24.0% and 23.4% for the quarter and six months ended June 30, 1997, respectively. The expense increase, as a percentage of revenues, resulted primarily from the significant decline in revenues in the second quarter and first six months of 1998, and from an increase in sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, and increased advertising.

INTEREST INCOME

     Interest income was derived from the investment of the cash balances of the Company. Interest income for the three and six month periods ended June 30, 1998 was $27,000 and $57,000, respectively. This compares with $99,000 and $179,000 for the same periods in 1997, respectively. Decrease is primarily due to lower investment balances in the current year compared to those of the same periods a year ago.

PROVISION (BENEFIT) FOR INCOME TAXES

     The provision for income taxes for the three-month period ended June 30, 1998, reflects an effective tax rate of 35.0%. This compares to a tax rate of 37.2% for the three-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     The Company has a line of credit pursuant to which it may borrow up to the lesser of $1.0 million or 60% of eligible receivables and is collateralized by substantially all the Company's assets. The line of credit requires the Company to maintain certain working capital and debt-to-equity ratios. At June 30, 1998 there were no borrowings outstanding under the facility and the Company was in compliance with all loan covenants. The Company's bank has committed to increase such line of credit to the lesser of $4,000,000 or 70% of eligible receivables. In addition, the Company is negotiating with its bank to increase the line of credit to the lesser of $10,000,000 or 70% of eligible receivables. There can be no assurance that the Company will be successful in securing an additional increase in its line of credit with the bank.

     Net cash provided by operating activities was $1,481,000 for the six months ended June 30, 1998. The primary sources of cash were decreases in accounts receivable and inventory of $11,657,000 and $259,000, respectively. These sources were largely offset by a net loss of $4,070,000, an increase in prepaid expenses and other assets of $2,534,000 and a decrease in payables and accrued liabilities of $4,210,000. This compares to net cash provided by operating activities of $2,068,000 for the six months ended June 30, 1997.

     Capital expenditures for the six-month period ended June 30, 1998 were $890,000 compared to $586,000 for the same period in the prior year. These expenditures were primarily for new product tooling.

     The Company believes that available funds together with borrowings from additional increases in its credit facility will be adequate to meet the Company's anticipated cash needs during the next 12 months. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Failure by the Company to obtain an additional increase in its line of credit could have a material adverse affect on the Company's business and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

       On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ materially from reported net income in the periods presented.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

       In February 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

       The Company's management has studied the implications of SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company's future operating results may vary significantly from period to period as a result of a number of factors. The Company's revenue in a given period depends on the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns and price protection charges from customers. For example, the Company's operating results in the second quarter of 1998 were impacted by lower than normal distribution channel inventories and higher than normal product returns.

     The Company's gross margins are also impacted by short product life cycles, the mix of products sold, the mix of distribution channels, competitive price pressures, the availability and cost of components from the Company's suppliers, component price inflation or deflation, end-of-life inventory write downs and general economic conditions. Individual product lines generally provide higher margins at the beginning of the typical twelve-to-eighteen-month product life cycle, and lower margins as the product line matures. Moreover, if a product's life should end prior to expectations, then there is also a risk of unexpected channel inventory returns and end-of-life and obsolete inventory and tooling charges, which could depress the Company's revenue and gross margin in the affected period.

     Many of these factors are beyond the Company's control. There can be no assurance that lower unit prices or volumes will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Companies' markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles.

     Due to the foregoing factors, it is always possible that the operating results of the Company for some future quarter or quarters will fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock could be materially and adversely affected.

REVENUE VOLATILITY AND DEPENDENCE ON ORDERS RECEIVED AND SHIPPED IN A QUARTER

     The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Moreover, the Company has strived to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply-demand conditions and emphasis on just-in-time inventory management, has resulted in customers placing orders with relatively short delivery schedules. This has the effect of increasing such short-lead orders ("turns orders") as a portion of the Company's business and reducing the Company's ability to accurately forecast net revenue. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net revenue during that quarter. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

     Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second quarter of 1998 comprised such a period of declining distributor inventory levels. Also, as is common and frequent in the personal computer industry, a disproportionate percentage of the Company's revenue in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In addition, from time to time, a significant portion of the Company's revenue may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

     Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenue in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Excess inventory could also result in cash flow as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. These conditions were present during the first six months of 1998. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays and negatively impacting its revenue, market share and customer satisfaction levels in the current quarter or in future quarters.

DECLINING SELLING PRICES

     The Company's markets are characterized by intense ongoing competition coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the revenue in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is possible that the Company's average selling prices, measured over a given period of time, will decline from the levels experienced to date. Such a decline could cause the Company's revenue and gross margins to decline relative to prior periods. The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products. In addition, the Company's revenues, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer.

SEASONALITY

     The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel and as PCs become more consumer-oriented and entertainment-driven products. Historical trends have consistently shown higher fourth quarter demand than in the other quarters during the year. However, there can be no assurance that the historical trend will continue.

MANAGEMENT OF GROWTH

     In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, processes and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the expanding businesses; retention of key employees; integration of management information, control and telecommunications systems; management of geographically dispersed contract manufacturing and distribution facilities; consolidation and coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes; and integration of various functions and groups of employees. Each of these requirements could pose significant, material challenges.

     The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

     The market for the Company's products is characterized by frequent new product introductions and product obsolescence. These factors typically result in short product life cycles, frequently ranging from twelve to eighteen months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of when to introduce such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller architectures; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software for installation and compatibility; development of supporting content by independent software vendors ("ISV"s); development and production of collateral product literature; and coordination of advertising, press relations, and channel promotion.

     Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license or trademark commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, product obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability.

COMPONENT OR SOFTWARE DEFECTS

     Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after certain of the Company's products have been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in such products' components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations. Further, the Company continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. The Company's products, incorporating such firmware and software drivers, are extremely complex as a result of factors including advanced functionality, the diverse operating environments in which the products may be deployed, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company generally provides a one-year warranty for its products and, in general, the Company's return policies permit return within thirty days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by the Company, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, new versions or upgrades to operating systems or software applications may require upgrades to the Company's products to maintain compatibility with these new versions or upgrades. There can be no assurance that the Company will be successful in developing new versions or enhancements to its products or that the Company will not experience delays in the upgrade of its products. In the event that the Company experiences delays or is unable to maintain compatibility with operating systems and ISV titles or applications, the Company's business, financial condition and results of operations could be materially adversely affected.

DISTRIBUTION RISKS

    The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the World Wide Web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogues, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect the Company in ways not yet known. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of non-gaming products or the migration toward more communications-centric products, may require specialized channel partnerships; relationships with Company has only begun to establish.

     Inventory levels of the Company's distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors and retailers devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. The Company believes that it is currently operating in a period of slower demand, lower sales and abundant products, leading to existing Channel Inventory Levels of older product that are higher than desirable. Further, in such an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. In such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit.

RISKS OF INTERNATIONAL SALES

     The Company's international sales are subject to a number of risks generally associated with international business operations, including the effect on demand for the Company's products in international markets as a result of a strengthening or weakening U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, any state-imposed restrictions on the repatriation of funds, any import and export duties and restrictions, certain international economic conditions, the expenses, time and technical resources required to localize the Company's various products and to support local languages, the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements, and securing the necessary governmental approvals for shipment to various countries.

     This Report on Form 10-Q contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) which reflect management's current views with respect to future events and financial performance. This report should be read in conjunction with the Company's other SEC reports, including the Company's Report on Form 10-K for the fiscal year December 31, 1997.

PART II  --  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTER SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Shareholders was held May 21, 1998. The following persons were elected directors for the terms set forth below by the votes set forth opposite their names:

                               Votes        Votes Against    Shares Which   Broker Non-
Terms Expiring in 2001          For          or Withheld      Abstained       Votes
----------------------       ---------      -------------    ------------   -----------
Robert L Carter              3,685,764         51,821            N/A           N/A
G. Gerald Pratt              3,684,528         53,057            N/A           N/A
Milton R. Smith              3,685,764         51,821            N/A           N/A

     Shareholders also approved the Company's 1998 Stock Option Plan, a ratification of an amendment to the 1994 Stock Option Plan and the selection of Coopers & Lybrand LLP as independent auditors of the Company as set forth below:

                                                         Votes       Votes Against   Shares Which  Broker Non-
                                                          For         or Withheld      Abstained      Votes
                                                        ---------    -------------   ------------  -----------
1998 Stock Option Plan                                  2,120,371        210,339        650,968     1,389,771

Approve amendment of the
  1994 Stock Option Plan                                2,231,112        160,891        650,829     1,328,617

Coopers & Lybrand as
  independent auditors                                  3,702,284          7,686        661,479           -

PART II  --  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

  Number                                 Description
  ------                                 -----------

    *3.1  Articles of Incorporation, as amended

   **3.2  Amended and Restated Bylaws

     4.1 Description of Capital Stock contained in the Articles of Incorporation, as amended (See Exhibit 3.1)

     4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

    *4.3  Form of Certificate for Shares of Common Stock

    *4.4  Form of Representatives' Warrant Agreement among the Company, Cruttenden
          Roth and Black & Company, Inc.

   *10.1  Consulting Agreement, dated December 1, 1993, between the Company and
          BOCAR, Inc.

   *10.2  1994 Incentive Compensation Plan

   *10.3  Directors' Nonqualified Stock Option Plan, as amended

   *10.4  1994 Stock Option Plan, as amended (the Amendment to the underlying document is incorporated by reference to Exhibit B attached to the Company's definitive Proxy Statement for 1998 Annual Meeting of Shareholders)

 ***10.5 Letter agreement, dated October 8, 1997 from United States National Bank of Oregon to the Company regarding a revolving line of credit

   *10.6  Voicecom Development Agreement, dated November 4, 1994, between the
          Company and Advanced Protocol Systems, Inc.

    10.7  1990 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the
          Registration Statement on Form S-8 filed on June 5, 1995 (File No. 33-
          93082))

  **10.8  Leases, dated March 13, 1996, between Pacific Realty Associates, L.P.
          and the Company, as amended

  **10.9  Summary of 1997 Bonus Program (Bonus Program Extended for 1998)




****10.10 Lease dated January 7, 1998, between Stargas Nominees Limited, and the
          Company

    10.11 1998 Stock Option Plan (incorporated by reference to Exhibit A attached to the Company's definitive Proxy Statement for 1998 Annual Meeting of
          Shareholders)

     11.1 Statement re Computation of Per Share Earnings

       27 Financial Data Schedule

-------------------------

   * Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

  ** Incorporated by reference to the same exhibit number to the Company's
     Annual Report on Form 10-K for the year ended December 31, 1996.

 *** Incorporated by reference to the same exhibit number to the Company's
     Annual Report on Form 10-K for the year ended December 31, 1997.

**** Incorporated by reference to the same exhibit number to the Company's
     Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the period for which this report is filed.




SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THRUSTMASTER, INC.

Date:  August 12, 1998                 By     /s/ Frank G. Hausmann, Jr.
                                         -------------------------------------
Frank G. Hausmann, Jr.
                                       Vice President of Finance and
                                       Administration, Chief Financial Officer