Form 10-Q
period 1998-09-30
THRUSTMASTER INC
filed 1998-11-16
CIK 932290

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

              For the quarterly period ended September 30, 1998

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

                                -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, no par value                           4,399,495 shares
      (Class)                                 (Outstanding at October 31, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  THRUSTMASTER, INC.

                                  Index to Form 10-Q

PART I -  FINANCIAL INFORMATION                                          Page No.
                                                                         --------
Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets . . . . . . . . . . . .      2

          Consolidated Condensed Statements of Operations . . . . . . .      3

          Consolidated Condensed Statements of Cash Flows . . . . . . .      4

          Consolidated Condensed Statements of Changes in
            Shareholders' Equity. . . . . . . . . . . . . . . . . . . .      5

          Notes to Consolidated Condensed Financial Statements. . . . .      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . .      8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                THRUSTMASTER, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In thousands)


                                                 September 30,   December 31,
                                                     1998           1997
                                                 -------------   ------------
                                                  (Unaudited)
                                           ASSETS
Current assets:
  Cash and cash equivalents                         $    61          $   449
  Accounts receivable, net                            5,042           16,604
  Inventories                                         6,103            6,974
  Prepaid expenses and other                            359              294
  Deferred income taxes                               4,720              409
                                                    -------          -------
    Total current assets                             16,285           24,730
Plant and equipment, net                              2,440            2,119
Other                                                    28               28
                                                    -------          -------
    Total assets                                    $18,753          $26,877
                                                    -------          -------
                                                    -------          -------

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable                                      $ 1,055          $ 1,110
  Accounts payable                                    3,093            2,919
  Accrued liabilities                                 2,076            3,504
                                                    -------          -------
    Total current liabilities                         6,224            7,533
Deferred income taxes                                   103               64
                                                    -------          -------
    Total liabilities                                 6,327            7,597
Shareholders' equity:
  Preferred stock                                      -                -
  Common stock                                       13,984           13,486
  Retained earnings (accumulated deficit)            (1,558)           5,794
                                                    -------          -------
    Total shareholders' equity                       12,426           19,280
                                                    -------          -------
    Total liabilities and shareholders' equity      $18,753          $26,877
                                                    -------          -------
                                                    -------          -------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                THRUSTMASTER, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                    (Unaudited)


                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                           -------------------      -------------------
                                            1998        1997         1998        1997
                                           -------     -------      -------     -------
Revenues                                   $ 4,167     $10,509      $14,585     $23,930
Cost of goods sold                           5,369       6,548       14,216      14,814
                                           -------     -------      -------     -------
Gross margin                                (1,202)      3,961          369       9,116

Operating expenses:
  Research and engineering                     508         603        2,028       1,807
  Selling, general and administrative        3,339       2,201        9,709       5,349
                                           -------     -------      -------     -------
Total operating expenses                     3,847       2,804       11,737       7,156
Income (loss) from operations               (5,049)      1,157      (11,368)      1,960
Interest income                               -            105           57         284
                                           -------     -------      -------     -------
Income (loss) before income taxes           (5,049)      1,262      (11,311)      2,244
Income tax provision (benefit)              (1,767)        426       (3,959)        790
                                           -------     -------      -------     -------
Net income (loss)                          $(3,282)    $   836      $(7,352)    $ 1,454
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------
  Net income (loss) per share:
    Basic                                  $ (0.75)    $  0.20      $ (1.69)    $  0.34
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------
    Diluted                                $ (0.75)    $  0.18      $ (1.69)    $  0.31
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------
  Weighted average shares outstanding:
    Basic                                    4,385       4,276        4,353       4,255
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------
    Diluted                                  4,385       4,723        4,353       4,620
                                           -------     -------      -------     -------
                                           -------     -------      -------     -------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                             THRUSTMASTER, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                   1998          1997
                                                                 --------      -------
Cash flows from operating activities:

  Net income (loss)                                               $(7,352)     $ 1,454
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Depreciation                                                 1,122          403
       Deferred income taxes                                       (4,272)         (25)
       Changes in assets and liabilities:
         Accounts receivable                                       11,562          185
         Inventories                                                  871       (1,740)
         Prepaid expenses and other assets                            (65)        (245)
         Payables and accrued liabilities                          (1,254)          74
                                                                  -------      -------
           Net cash provided by operating activities                  612          106
                                                                  -------      -------
Cash flows from investing activities:
  Purchase of plant and equipment                                  (1,443)      (1,200)
                                                                  -------      -------
Cash flows from financing activities:
  Payment of long-term debt                                           (55)          (9)
  Proceeds from issuance of common stock                              175           59
  Tax benefit for stock options exercised                             323         -
                                                                  -------      -------
           Net cash provided by (used in) financing activities        443           50
                                                                  -------      -------
           Net increase (decrease) in cash
             and cash equivalents                                    (388)      (1,044)
Cash and cash equivalents, beginning of period                        449        6,420
                                                                  -------      -------
Cash and cash equivalents, end of period                          $    61      $ 5,376
                                                                  -------      -------
                                                                  -------      -------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               THRUSTMASTER, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                        OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)


                                                                     Common Stock
                                                                 -------------------             Retained
                                                                 Shares       Amount             Earnings
                                                                 -------      -------            --------
Balance, January 1, 1998                                          4,294       $13,486             $ 5,794

Stock options exercised                                              91           175                 -

Tax benefits from stock options exercised                           -             323                 -

Net loss                                                            -            -                 (7,352)
                                                                  -----       -------             -------

Balance, September 30, 1998                                       4,385       $13,984             $(1,558)
                                                                  -----       -------             -------
                                                                  -----       -------             -------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          THRUSTMASTER, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

NOTE 1  --  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of ThrustMaster, Inc., and its wholly-owned subsidiaries, Thrustmaster Europe Limited, and its wholly owned subsidiary Thrustmaster (Deutschland) GMBH, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2  --  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):


                                          September 30,  December 31,
                                              1998           1997
                                          -------------  ------------
           Raw materials                    $1,043          $1,062
           Work in progress                     41              49
           Finished goods                    5,019           5,863
                                            ------          ------
                                            $6,103          $6,974
                                            ------          ------
                                            ------          ------

NOTE 3  --  Impact of Recently Issued Accounting Standards

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption. The Company's management has studied the implications of SFAS 131 and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Condensed Statements of Operations:


                                             Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                           ----------------------         -----------------------
                                             1998           1997            1998            1997
                                           -------        -------         -------         -------
Revenues                                    100.0%         100.0%          100.0%          100.0%
Cost of goods sold                          128.9           62.3            97.5            61.9
                                           ------         ------          ------          ------
Gross margin                                (28.9)          37.7             2.5            38.1

Operating expenses:
  Research and engineering                   12.2            5.7            13.9             7.5
  Selling, general and administrative        80.1           21.0            66.5            22.4
                                           ------         ------          ------          ------
Total operating expenses                     92.3           26.7            80.4            29.9
                                           ------         ------          ------          ------
Income (loss) from operations              (121.2)          11.0           (77.9)            8.2
Interest income                               -              1.0             0.3             1.2
                                           ------         ------          ------          ------
Income (loss) before income taxes          (121.2)          12.0           (77.6)            9.4
Income tax provision (benefit)              (42.4)           4.0           (27.2)            3.3
                                           ------         ------          ------          ------
Net income (loss)                           (78.8)%          8.0%          (50.4)%           6.1%
                                           ------         ------          ------          ------
                                           ------         ------          ------          ------

REVENUES

     Revenues for the three months ended September 30, 1998 were $4,167,000, a decrease of $6,342,000, or 60.4%, compared to $10,509,000 for the three months ended September 30, 1997 while revenues for the nine months of 1998 were $14,585,000, a decrease of $9,345,000, or 39.1%, compared to $23,930,000 from the corresponding prior year period. Revenues declined primarily as a result of an extreme seasonal slowdown resulting in retail distribution channel customers selling existing inventory that was acquired in earlier periods and not replenishing such inventory. Further, the decline was impacted by significant delays in new product introductions and strong competitive pricing pressures.

GROSS MARGIN

     The Company continued to experience higher than normal returns and related selling costs due to competitive pressures causing a significant decrease in gross margin for the quarter and nine months ended September 30, 1998 compared to the same periods of the prior year. Gross margin for the three months ended September 30, 1998 was a negative $1,202,000, a decrease of $5,163,000, or (130.4%), compared to $3,961,000 for the three months ended September 30, 1997 while the gross margin for the nine months ended September 30, 1998 was $369,000, a decrease of $8,747,000, or 96.0%, compared to
$9,116,000 for the nine months ended September 30, 1997. As a percentage of revenues, gross margin was (28.9%) and 2.5% for the three and nine months ended September 30, 1998, respectively, and 37.7% and 38.1% for the three and nine months ended September 30, 1997, respectively. Gross margin decreased primarily due to: a continuation of higher than normal returns as a result of retail customers returning excess inventory and general end-user product installation challenges in a Windows environment; price protection credits granted to customers as a result of sales price decreases; inventory write-down charges to record inventory at lower-of-cost or market value; and competitive pricing pressures. Further, the gross margin was adversely affected by significantly lower shipment volume levels during the three months and nine months ended September 30, 1998 over which indirect manufacturing costs could be absorbed.

RESEARCH AND ENGINEERING

     Research and engineering expenses were $508,000 for the quarter ended September 30, 1998, a decrease of $95,000, or 15.8%, compared to $603,000 for the quarter ended September 30, 1997. Research and engineering expenses were $2,028,000 for the nine months ended September 30, 1998, an increase of $221,000, or 12.2%, compared to $1,807,000 for the nine months ended September 30, 1997. This decrease was a result of a reduction in personnel in the second quarter of 1998. The increase for the nine month period was due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with an increase in new product development activity. As a percentage of revenues, research and engineering expenses were 12.2% and 13.9% for the quarter and nine months ended September 30, 1998, respectively, compared to 5.7% and 7.5% for the quarter and nine months ended September 30, 1997, respectively. The increases in research and engineering expenses as a percentage of revenues resulted primarily from the large decline in revenues and, to a lesser extent, an increase in product development activity.

SELLING, GENERAL, AND ADMINISTRATIVE

     Selling, general and administrative expenses were $3,339,000 for the three months ended September 30, 1998, an increase of $1,138,000, or 51.7%, compared to $2,201,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses were $9,709,000, an increase of $4,360,000, or 81.5%, compared to $5,349,000 for the nine months ended September 30, 1997. The increases were primarily due to higher costs related to sales incentive and promotion programs including higher advertising, marketing, and personnel-related expenses associated with increased sales efforts.

     As a percentage of revenues, selling, general and administrative expenses increased to 80.1% and 66.5% for the quarter and nine months ended September 30, 1998, respectively, compared to 21.0% and 22.4% for the quarter and nine months ended September 30, 1997, respectively. The expense increase, as a percentage of revenues, resulted primarily from the significant decline in revenues in the third quarter and first nine months of 1998, and from an increase in sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, and increased advertising.

INTEREST INCOME

     Interest income was derived from the investment of the cash balances of the Company. Interest income for the three and nine month periods ended September 30, 1998 was $0 and $57,000, respectively. This compares with $105,000 and $284,000 for the same periods in 1997, respectively. The decreases were primarily due to lower investment balances in the current year compared to those of the same periods a year ago.

PROVISION (BENEFIT) FOR INCOME TAXES

     The provision for income taxes for the three-month period ended
September 30, 1998, reflects an effective tax rate of 35.0%. This compares to a tax rate of 33.8% for the three-month period ended September 30, 1997. The deferred income tax asset of $4.7 million primarily consists of a net operating loss tax benefit of approximately $4 million, of which approximately $3 million results from a carry back to years ended December 31, 1996 and December 31, 1997. The remaining tax benefit net operating loss of approximately $1 million will be carried forward to future years and will expire in 2018.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     The Company has a line of credit pursuant to which it may borrow up to the lesser of $4,000,000 or 70% of eligible receivables and is collateralized by substantially all the Company's assets. The line of credit requires the Company to maintain certain working capital and debt-to-equity ratios. At September 30, 1998, $1,055,000 was outstanding under the facility and the Company was in compliance with all loan covenants. In addition, on October 12, 1998 the Company entered into a new $16,000,000 credit facility which allows the Company to borrow the lesser of $16,000,000 or 65% of eligible receivables and 50% of eligible inventory (subject to an inventory sub-limit of $2,500,000).

     Net cash provided by operating activities was $612,000 for the nine months ended September 30, 1998. The primary sources of cash were decreases in accounts receivable and inventory of $11,562,000 and $871,000, respectively. These sources of cash were largely offset by a net loss of $7,352,000, an increase in prepaid expenses and other assets of $65,000 and a decrease in payables and accrued liabilities of $1,253,000. This compares to net cash provided by operating activities of $106,000 for the nine months ended September 30, 1997.

     Capital expenditures for the nine-month period ended September 30, 1998 were $1,443,000 compared to $1,200,000 for the same period in the prior year.
 These expenditures were primarily for new product tooling.

     The Company believes that available funds together with borrowings from its new credit facility will be adequate to meet the Company's anticipated cash needs during the immediate term. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

YEAR 2000 COMPLIANCE

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year. The Company is currently engaged in a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. The vendors have indicated that their products accurately accommodate dates beyond the year 1999. The Company is testing such capabilities as part of its implementation process. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company's future operating results may vary significantly from period to period as a result of a number of factors. The Company's revenue in a given period depends on the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns and price protection charges from customers. For example, the Company's operating results in the third quarter of 1998 were impacted by lower than normal distribution channel inventories and higher than normal product returns.

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

     Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The third quarter of 1998 comprised such a period of declining distributor inventory levels. Also, as is common and frequent in the personal computer industry, a disproportionate percentage of the Company's revenue in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter.
 In addition, from time to time, a significant portion of the Company's revenue may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

     Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenue in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Excess inventory could also result in cash flow as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. These conditions were present during the first nine months of 1998. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays and negatively impacting its revenue, market share and customer satisfaction levels in the current quarter or in future quarters.

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

DISTRIBUTION RISKS

     The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the World Wide Web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogues, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect the Company in ways not yet known. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of non-gaming products or the migration toward more communications-centric products, may require specialized channel partnerships; relationships which the Company has only begun to establish.

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

PART II  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


   Number      Description
  ---------    ------------
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

     **10.8    Leases, dated March 13, 1996, between Pacific Realty Associates,
               L.P. and the Company, as amended

     **10.9    Summary of 1997 Bonus Program (Bonus Program Extended for 1998)


   Number      Description
  ---------    ------------
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

****Incorporated by reference to the same exhibit number to the Company's
    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the period for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THRUSTMASTER, INC.

Date:  November 15, 1998               By /s/ Frank G. Hausmann, Jr.
                                          -------------------------------------
Frank G. Hausmann, Jr.
                                          President and Chief Executive Officer