Form 10-K405
period 1998-12-31
THRUSTMASTER INC
filed 1999-03-31
CIK 932290

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

                      For the year ended December 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

         As of March 22 , 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by The Nasdaq National Market was $55,392,974.

       As of March 22, 1999, the Registrant had 4,869,712 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's definitive Proxy Statement for the
             Registrant's 1999 Annual General Meeting of Shareholders
                    incorporated by reference into Part III.

                    The index to Exhibits appears on page 40.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ThrustMaster, Inc. (the "Company") is a developer and marketer of realistic, high quality game controllers and software solutions for the home personal computer ("PC") and video console markets. The Company has established ThrustMaster-Registered Trademark- as a brand name recognized for quality, value, durability and ease of use. ThrustMaster products enhance the enjoyment of the PC, video game, and internet entertainment experience and appeal to a wide variety of users, from occasional game players to avid enthusiasts. The Company's hardware products include racing wheels, joysticks, game pads and flight simulation controllers. The Company's software product, Talk n' Play, is an Internet communications solution that allows up to four people in separate locations to simultaneously talk and play games over the Internet. ThrustMaster hardware products are available in over 5,000 retail outlets in North America and Europe.

INDUSTRY BACKGROUND

         Over the last several years, significant technological advances in home PCs and video console platforms, such as improvements in processor speeds and graphics capabilities, have enabled software developers to create increasingly sophisticated entertainment programs with real-time interaction that offer greater realism and excitement. Today's PCs generally include hardware enhancements such as CD-ROM, 3-D graphics and high-definition sound capabilities. As high-performance PCs have become more affordable, the installed base of home PCs has steadily increased, and as a result, the home PC has become a viable entertainment platform. Industry analysts expect significant growth in sales of home PCs, video console machines and entertainment software titles. The Company believes that sales of game controllers are directly correlated with sales of PCs, video console machines from Sony, Nintendo and Sega, and entertainment software titles.

PRODUCTS

         The Company's hardware products include racing wheels, joysticks, game pads and flight simulation controllers. The Company closely monitors trends and consumer preferences in the PC and video console entertainment markets, and offers a broad line of competitively priced products at various price points. The Company's software product Talk n' Play, is an Internet communications solution that allows up to four people in separate locations to simultaneously talk and play games over the Internet.

RACING WHEELS.

         The Company's introduction in 1994 of its Formula T1 driving control, consisting of a racing wheel, console, and brake and accelerator pedals, helped create the PC racing wheel market. The Company later introduced the Formula T2 and the Grand Prix 1 racing wheels.

         After signing a licensing agreement with NASCAR, the foremost sanctioning body of stock car racing in North America, the Company introduced the NASCAR Pro Racing Wheel in mid-1997. This product continues to be successful. In the fourth quarter of 1998, the Company started shipping the NASCAR Sprint, NASCAR Super Sport, NASCAR Force GT and NASCAR Race Pro (video console product) . NASCAR racing is currently one of the fastest growing spectator sports in the United States. In Europe, versions of the NASCAR products are marketed under the Formula, rather than the NASCAR, name.

JOYSTICKS.

         The Company offers a line of joysticks priced to appeal to different consumers in the PC entertainment market. The Company's joysticks offer a rich set of features that enhance the experience found in today's action and adventure games. This portfolio includes the TOP GUN (game port), the TOP GUN USB ("Universal Serial Bus") joystick, the TOP GUN Platinum (includes throttle), the Frag Master, the X-Fighter, and the Millennium 3D Inceptor.

GAMEPADS.

         In October 1998, the Company began shipping the FUSION game pad to address demand created by the popularity of action and multi-player PC software titles. The FUSION game pad combines ergonomic design, sophisticated technology and a variety of programmable buttons and triggers to offer users maximum control in action, adventure and sports PC games.

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

VIDEO CONSOLE CONTROLLERS

         In October 1998, the Company introduced three controllers for the video console market: the Shockhammer for the Sony Play Station, the Sting Ray for the Nintendo 64, and the NASCAR and Formula Race Pro Racing Wheels which are compatible with both the Sony and Nintendo video console platforms.

TALK N' PLAY

The Company has combined technology licensed from Intel and People proprietary software technology first to create a software product called Talk n' Play. This product enables up to four people from four separate locations to simultaneously talk and play Internet games. The Company shipped Talk n' Play into distribution channels in late January 1999.

PRODUCT DEVELOPMENT

         The Company currently employs nine full-time engineers, and supplements its product development capabilities by contracting with a leading industrial design firm. The Company devotes significant resources to product enhancements and new product development. During 1996, 1997, and 1998, the Company's research and engineering expenses were $2,105,000, $2,697,000 and $2,389,000, respectively.

         In 1997, the Company began shipping products incorporating its proprietary "DirectConnect" technology. This technology broadens communications bandwidth and enables multi-player use without degradation of performance. In addition, the Company's Windows 95 software interface simplifies the connection and configuration of controllers, creating a more intuitive environment.

         During 1997, PC manufacturers began shipping computers equipped with the Universal Serial Bus ("USB") technology, a "plug-and-play" capability. USB provides over 10 times the throughput of a standard serial port. Microsoft's Windows 1998 operating system provides general access to the benefits of USB technology. ThrustMaster initially began shipping USB-enabled controllers to hardware developers in 1996 and started shipping the TOP GUN USB in April 1998.

         In December 1998, the Company started shipping the NASCAR and Formula Force GT Racing Wheels, featuring force feedback capabilities. ThrustMaster plans to incorporate force-feedback technology in certain of its future products. Force-feedback technology combines software and hardware elements to create a greater sense of realism during game play. For example, a steering wheel becomes less reactive when a player's car drives over ice, or vibrates when crossing rough terrain.

SALES, DISTRIBUTION AND MARKETING

            The Company's products are principally sold directly through retail outlets that purchase the products directly from the Company or through third-party distributors. ThrustMaster hardware products are available in over 5,000 retail outlets in North America and Europe. The Company's two European Subsidiaries are primarily responsible for the Company's sales efforts in Europe.

         In addition to retail outlets, the Company actively pursues business through OEM arrangements. The Company currently sells its products on an OEM basis to Gateway and Sierra On-Line, Inc. Although OEM sales currently account for a relatively minor portion of the Company's revenues, management believes that these sales will account for an increasing percentage of its revenues in the future.

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

         The Company anticipates that a significant portion of its revenues will continue to be derived from a limited number of key customers. In 1998, Comp USA, Sam's Club and Best Buy Co., Inc. accounted for an aggregate of approximately 35% of the Company's revenue. The loss of one or more of its key customers or any significant reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

         ThrustMaster has moved virtually all manufacturing operations offshore on a contract basis in an effort to obtain manufacturing cost efficiencies. Although the Company has continued to gain experience and confidence in offshore manufacturing, the use of offshore manufacturing is subject to the customary risks of doing business abroad, including, among others, fluctuations in the value of currencies, tariffs, export duties, work stoppages and political instability. For 1998, approximately 92% of the Company's products were manufactured and assembled through a single vendor utilizing factories located in Taiwan and the Guangdong province of China. Manufacturing and assembly by such vendor at one factory accounted for more than half of the Company's production. If any of the manufacturing facilities utilized by the Company becomes unavailable, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company plans to continue to manufacture its products offshore and plans to expand its relationships with other manufacturers. The Company believes that the manufacturing resources available to it are adequate to meet current and foreseeable demand for its products.

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

COMPETITION

         The markets in which the Company participates are highly competitive, and the Company expects that it will face increased competition in the future. The Company's principal competitors for its hardware products include Microsoft Corporation, Advanced Gravis Computer Technology Ltd., CH Products, Logitech International S.A. and InterAct Accessories, many of which have substantially greater financial, technical and marketing resources than the Company.

         The Company believes that the principal competitive factors in the market for PC and video console game controllers include price, quality, product features, ease of use, durability, reputation and compatibility with software titles. Increased competition has in the past created, and may in the future create, margin pressures. The Company believes that its future growth will depend principally on its ability to develop and introduce competitively priced new products with features that are attractive to PC and video console gamers.

INTELLECTUAL PROPERTY

         The Company regards certain aspects of its products as proprietary and relies on a combination of copyright and trademark laws, patents, license agreements, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company holds utility patents and design patents and has filed additional patent applications covering certain aspects of the Company's proprietary technology. The issued patents expire during the period from October 2006 to September 2015. There can be no assurance that any patent applications will result in issued patents, or that any patents now or hereafter issued will not be challenged, invalidated or circumvented by others. There can be no assurance that these patents will not be found to be invalid, or non-infringed in judicial or administrative proceedings, should a dispute arise. Although the Company believes that its products, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against the Company in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense and effort of defending the same, could materially and adversely affect the Company's business, financial conditions and results of operations.

         The Company believes that obtaining patent protection may provide some benefits to the Company, but that rapid product development, coupled with fleet-of-foot marketing capabilities, is of greater importance to the Company's business than patent protection. The Company does not believe that its business is dependent on obtaining patent protection or successfully defending any patents that may be obtained against infringement by others.

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

         The Company has obtained several trademark registrations, including "ThrustMaster," "Thrustware," "X-Fighter," "FLCS," "FORMULA T1," "Talk n' Play" and "WeCanTalk.com" Trademark applications are pending in the United States with respect to other trade names used by the Company; however, such applications may not result in trademark registrations.

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

EMPLOYEES

         As of December 31, 1998, the Company had a total of 78 full-time employees. At times the Company supplements its workforce with temporary contract workers. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company maintains its headquarters and warehouse and distribution facilities in Hillsboro, Oregon, in approximately 60,000 square feet of leased space under two leases expiring in September 2003. The Company's sales and distribution facility in Surrey, England, occupies approximately 16,000 square feet of space under a lease expiring in September 2007. The Company believes that these facilities are adequate for its immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "TMSR". The following table sets forth the high and low closing sales prices for the Common Stock for each quarter as reported on the Nasdaq National Market for 1997 and 1998.

                                                                              HIGH        LOW
                                                                              ----        ---
1997
   First quarter.....................................................        $8.98      $7.00
   Second quarter....................................................        12.13       7.13
   Third quarter.....................................................        18.00      11.00
   Fourth quarter....................................................        17.63      11.75
1998
   First quarter.....................................................       $14.00     $10.50
   Second quarter....................................................        12.88       7.13
   Third quarter.....................................................         7.25       3.38
   Fourth quarter....................................................        16.00       2.75

         As of March 22, 1999, there were 4,869,712 shares of Common Stock outstanding held by 91 holders of record.

         The Company did not declare or pay cash dividends on its Common Stock during 1997 or 1998. On January 21, 1997, the Company declared a 3% stock dividend on the Common Stock to holders of record as of February 14, 1997. The Company currently intends to retain any future earnings to finance the expansion and development of its business and does not anticipate paying cash dividends to the holders of Common Stock. The payment of future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions. The Company's line of credit facility restricts the Company's ability to pay dividends.

EQUITY LINE FINANCING

         On January 28, 1999, and in connection with equity line financing provided to the Company, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock and warrants exercisable for an aggregate of 70,754 shares of Common Stock. The purchase price for the Common Stock issued to the investors was $16.00 per share. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. Each of the investors represented that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act of 1933, as amended (the "Securities Act"), and the securities were not offered or sold by means of a general solicitation or general advertising. In issuing these securities, the Company relied on an exemption from registration pursuant to Rule 506 under Section 4(2) of the Securities Act.

         The Company may elect, at its sole discretion, that two additional tranches of investment be made under the equity line. The amount of each additional tranche would range from $1,000,000 to $6,000,000, depending on the price of the Common Stock at the time of the investment. Warrants to purchase additional shares of Common Stock will be issued if the aggregate investment under the line exceeds $12,000,000. The equity line includes a "reset" mechanism which may result in the issuance to the investors of additional shares of Common Stock at no additional cost. There are two reset periods for each tranche, each covering 50% of the shares issued on the applicable closing date. The first reset period is the 25 days after the effective date of a registration statement to be filed in connection with that tranche. The second reset period is the 25 days after the end of the first reset period. For each reset period, the reset price is the average of the lowest ten trading days' closing bid prices during the related 25-day period. The number of shares to be issued at the end of each reset is calculated by (a) multiplying the number of shares subject to price adjustment by (b)(i) an amount equal to 112.5% of the applicable tranche purchase price less the reset price divided by (ii) the reset price. The investors have agreed that, until the expiration of the final reset period in connection with the equity line, they will not enter into certain short sales of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                  The following selected consolidated financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein. The selected financial data set forth below for the Company as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1994, 1995 and 1996 and for each of the two years in the period ended December 31, 1995 are derived from the consolidated financial statements not included elsewhere herein. [OBJECT OMITTED]

                                                                         Years ended December 31,
                                                        ----------------------------------------------------------
                                                        1994          1995         1996         1997          1998
                                                        ----          ----         ----         ----          ----
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues.......................................     $ 13,582       $ 19,415     $ 30,821      $ 45,494     $ 25,905
Cost of goods sold.............................        8,007         11,815       19,592        28,839       24,914
                                                    --------       --------     --------      --------     --------
   Gross Profit................................        5,575          7,600       11,229        16,655          991
Operating expenses:
   Research and engineering....................        1,115          1,845        2,105         2,697        2,389
   Selling, general and administrative.........        2,689          4,111        5,961         9,450       13,178
                                                    --------       --------     --------      --------     --------
        Total operating expenses...............        3,804          5,956        8,066        12,147       15,567
                                                    --------       --------     --------      --------     --------
Income (loss) from operations..................        1,771          1,644        3,163         4,508      (14,576)
Interest/other income (expense)................           --            404          466           304         (272)
                                                    --------       --------     --------      --------     --------
Income (loss) before income taxes..............        1,771          2,048        3,629         4,812      (14,848)
                                                    --------       --------     --------      --------     --------
Provision for (benefit from) for income
  taxes (1)....................................          633            687        1,370         1,615       (5,792)
                                                    --------       --------     --------      --------     --------
Net Income (loss) (1)..........................      $ 1,138        $ 1,361      $ 2,259       $ 3,197     $ (9,056)
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
Net income (loss) per share (1)
   Basic.......................................      $  0.51        $  0.37      $  0.54       $  0.75      $ (2.07)
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
   Diluted.....................................      $  0.42        $  0.34      $  0.51       $  0.69      $ (2.07)
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
Weighted average shares outstanding
   Basic.......................................        2,244          3,647        4,182         4,268        4,380
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
   Diluted.....................................        2,684          4,060        4,468         4,660        4,380
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------



                                                                               December 31,
                                                        ----------------------------------------------------------
                                                        1994          1995         1996         1997          1998
                                                        ----          ----         ----         ----          ----
                                                                              (in thousands)
BALANCE SHEET DATA:
Working capital.................................          $ 1,873     $ 12,276     $ 14,806      $ 17,197      $ 9,178
Total assets....................................            4,575       15,102       21,261        26,877       27,209
Total liabilities...............................            1,885        1,791        5,363         7,597       15,656
Total shareholders' equity......................            2,690       13,311       15,898        19,280       11,553


(1) The provision for income taxes, net income and net income per share amounts include a pro forma income tax adjustment to reflect the Company as a C corporation, rather than an S corporation, for federal and state income tax purposes for the year ended December 31,1994, and to exclude the cumulative effect on deferred taxes in 1995 related to the conversion from an S corporation to a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         This report on Form 10-K, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statement as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Report on Form 10-K and such other reports filed with the Securities and Exchange Commission are forward-looking. In particular, statements regarding industry prospectus, future OEM sales by the Company, the adequacy of existing manufacturing resources, the Company's continued expansion in foreign markets, year 2000 compliance and compliance costs, and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth below under the heading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock" and elsewhere in this Report. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

OVERVIEW

         The Company is a developer and marketer of realistic, high quality game controllers and software solutions for the home PC and video console markets. The Company has established ThrustMaster as a brand name recognized for quality, value, durability and ease of use. ThrustMaster products enhance the enjoyment of the PC, video game, and internet entertainment experience and appeal to a wide variety of users, from occasional game players to avid enthusiasts. The Company's hardware products include racing wheels, joysticks, game pads and flight simulation controllers. The Company's software product, Talk n' Play, which was released in January of 1999, is an Internet communications solution that allows up to four people in separate locations to simultaneously talk and play games over the Internet. ThrustMaster hardware products are available in over 5,000 retail outlets in North America and Europe.

         From its inception in 1990 through the third quarter of 1994, the Company derived a majority of its revenues from sales of flight simulation controllers to serious PC game enthusiasts. In the fourth quarter of 1994, the Company expanded its product line to include racing wheels. While the Company continues to offer a wide variety of game controllers, racing wheels now account for a majority of the Company's revenues. The Company believes that it is the leading producer of racing wheels for the PC and video console entertainment markets.

         In mid-1996, the Company increased its foreign presence by contracting with a distributor in the United Kingdom and with an independent sales representative to market its products to major retailers in Germany. In 1997, the Company opened its own distribution facility in the United Kingdom and hired sales and administrative staff to support its future growth in Europe. On April 1, 1998 the UK operation was legally incorporated as ThrustMaster UK Ltd. Sales outside North America accounted for approximately 30% of the Company's revenues in 1997 and approximately 36% of revenues in 1998. The Company intends to continue to expand its presence in foreign markets, primarily in Europe, by entering into relationships with additional distributors and sales representatives.

         Over the past four years, ThrustMaster has moved virtually all manufacturing operations offshore on a contract basis in an effort to obtain manufacturing cost efficiencies. During 1998, approximately 92% of the Company's products were manufactured and assembled through a single vendor utilizing factories in Taiwan and the Guangdong province of China. Manufacturing and assembly by such vendor at one factory accounted for more than half of the Company's production.

         The Company has combined technology licensed from Intel and PeopleLink with the Company's proprietary software technology to create the Company's first software product, Talk n' Play. This product enables up to four people from four separate locations to simultaneously talk and play Internet games. The Company first shipped Talk n' Play into distribution channels in late January 1999.

         The Company typically ships its products within 30 days of receipt of customer orders. Substantially all of the Company's revenues in any quarter result from orders received in that quarter. Accordingly, the Company generally does not have significant backlog and believes that its backlog at any given time is not a reliable indicator of future revenues or earnings.

         The Company's business is seasonal, reflecting traditional retail seasonality patterns. Sales in the retail PC and video console entertainment industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. In 1998, approximately 44% of the Company's revenues were earned in the fourth quarter.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's consolidated statements of operations included elsewhere herein.


                                                         Years ended December 31,
                                                      1996         1997          1998
                                                    ---------   ---------    ---------
Revenues....................................         100.0 %      100.0 %      100.0 %
Cost of goods sold..........................          63.6         63.4         96.2
                                                    ---------   ---------    ---------
Gross profit................................          36.4         36.6          3.8

Operating expenses:
   Research and engineering.................           6.8          5.9          9.2
   Selling, general and administrative......          19.3         20.8         50.9
                                                    ---------   ---------    ---------
Total operating expenses....................          26.1         26.7         60.1
                                                    ---------   ---------    ---------
Income (loss) from operations...............          10.3          9.9        (56.3)
Interest/other income (expense).............           1.5          0.7         (1.0)
                                                    ---------   ---------    ---------
Income (loss) before income taxes...........          11.8         10.6        (57.3)
Provision for (benefit from) income taxes...           4.5          3.6        (22.3)
                                                    ---------   ---------    ---------
Net income (loss)...........................           7.3%         7.0%       (35.0)%
                                                    ---------   ---------    ---------
                                                    ---------   ---------    ---------

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUES. Revenues for 1998 were $25,905,000, a decrease of $19,589,000, or 43.1%, compared to $45,494,000 for 1997. Revenues declined primarily as a result of an extreme seasonal slowdown resulting in retail distribution channel customers selling existing inventory that was acquired in earlier periods and not replenishing such inventory. In addition, sale returns and allowances were significantly higher in 1998 compared to 1997; such amounts were $6,687,000 and $3,335,000 respectively. Further, the decline was impacted by significant delays in new product introductions and strong competitive pricing pressures resulting in declining average selling prices.

         GROSS PROFIT. Gross profit for 1998 was $991,000, a decrease of $15,664,000, or 94.1%, compared to $16,655,000 for 1997. As a percentage of revenues, the gross profit percentage was 3.8% for 1998 and 36.6% for 1997. The decrease in gross profit was primarily due to: a continuation of higher than normal returns as a result of retail customers returning excess inventory and general end-user product installation challenges in a Windows environment; price protection credits granted to customers as a result of sales price decreases; inventory write-down charges to record inventory at lower-of-cost or market value; and competitive pricing pressures. Further, the gross profit was adversely affected by significantly lower shipment volume levels during the twelve months ended December 31, 1998 over which indirect manufacturing costs could be absorbed.

         RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $2,389,000 for 1998, a decrease of $308,000, or 11.4%, compared to $2,697,000 in 1997. This decrease was a result of a reduction in personnel in the second quarter of 1998. As a percentage of revenues, research and engineering expenses were 9.2 % for 1998 compared to 5.9% for 1997. The increase in research and engineering expenses as a percentage of revenues resulted primarily from the large decline in revenues. The Company further reduced its research and engineering personnel near the end of the fourth quarter of 1998.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13,178,000 for 1998, an increase of $3,728,000, or 39.4%, compared to $9,450,000 for 1997. As a percentage of revenues, selling, general and administrative expenses increased to 50.9 % for 1998, compared to 20.8% in 1997. The expense increase, as a percentage of revenues, resulted primarily from the significant decline in revenues in 1998. The increase in costs of $3,051,000 resulted from an increase in sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, and increased advertising expenditures.

         INTEREST/OTHER INCOME (EXPENSE). Interest income for 1998 was $64,000, interest expense was $183,000 and foreign currency translation loss was $153,000. This compares with interest income of $304,000 for 1997.

         INCOME TAXES. The benefit for income taxes for the twelve-month period ended December 31, 1998 reflects an effective tax rate of 39.0 %. This compares to an effective tax rate of 33.5% for the twelve-month period ended December 31, 1997. The increase in the effective tax rate was due primarily to a higher effective state tax rate due to no state tax credit in 1998 compared to 1997, and a lower research and experimentation tax credit in 1998 compared to 1997.

 COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         REVENUES. Revenues for 1997 were $45,494,000, an increase of $14,673,000, or 47.6%, compared to $30,821,000 for 1996. Revenues increased primarily due to significantly increased sales of the Company's existing products in the United States and Europe, and higher sales due to the introduction of new products.

         GROSS PROFIT. Gross profit for 1997 was $16,655,000, an increase of $5,426,000, or 48.3%, compared to $11,229,000 for 1996. As a percentage of revenues, the gross profit percentage was 36.6% for 1997, compared to 36.4% for 1996.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9,450,000 for 1997, an increase of $3,489,000, or 58.5%, compared to $5,961,000 for 1996. The increase resulted primarily from higher sales and marketing expenses associated with greater revenues, and increases in other merchandising and marketing expenses. Also included in selling, general and administrative expenses were $297,000 of charges associated with the cancellation of the Company's proposed public offering in the fourth quarter of 1997. As a percentage of revenues, selling, general and administrative expenses increased to 20.8 % of revenues in 1997, compared to 19.3 % in 1996.

         INTEREST/OTHER INCOME (EXPENSE). Interest income of $304,000 for 1997 and $466,000 for 1996 was derived from the investment of the cash balances of the Company.

         INCOME TAXES. The provision for income taxes for 1997 reflects an effective tax rate of 33.5%. This compares to an effective tax rate of 37.8% for 1996. The decrease in the effective tax rate was due primarily to a lower effective state tax rate due to a state tax credit, and a higher research and experimentation tax credit in 1997. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

            The Company has a revolving line of credit pursuant to which it may borrow up to the lesser of $16,000,000 or 50% of eligible receivables and 50% of eligible inventory (subject to an inventory sub-limit of $2,500,000).
Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate plus 2%. The line of credit is scheduled for review in October 1999 and is collateralized by substantially all of the Company's assets. The line of credit is a "demand discretionary" credit facility and does not require the Company to maintain working capital and debt-to-equity ratios. At December 31, 1998, $5,821,000 was outstanding under the facility and the Company was in compliance with all loan covenants. On December 31, 1998, the Company had $826,000 available to borrow on the operating line of credit.

         Net cash used in operating activities was $3,782,000 in 1998, resulting primarily from a net loss of $9,056,000, and an increase in deferred income taxes and taxes receivable of $6,410,000, offset by depreciation of $1,366,000, a decrease in accounts receivable of $6,023,000, and an increase in payables and accrued liabilities of $4,094,000. Cash used in operations was $5,482,000 in 1997. Increases in accounts receivable of $6,784,000 and inventories of $3,414,000, offset by net income of $3,197,000, depreciation of $615,000, and increase in payables and acccrued liabilities of $1,212,000 were the primary components of changes in working capital for 1997. Cash used in operations was $941,000 in 1996. Increase in accounts receivable of $6,923,000, inventories of $1,034,000, payables and accruals of $3,857,000, and a decrease in prepaids and other assets of $286,000 were the primary components of changes in working capital for 1996.

         On January 28, 1999, and in connection with equity line financing provided to the Company, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock and warrants exercisable for an aggregate of 70,754 shares of Common Stock. The purchase price for the Common Stock issued to the investors was $16.00 per share. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share.

The Company may elect, at its sole discretion, that two additional tranches of investment be made under the equity line. The amount of each additional tranche would range from $1,000,000 to $6,000,000, depending on the price of the Common Stock at the time of the investment. Warrants to purchase additional shares of

Common Stock will be issued if the aggregate investment under the line exceeds $12,000,000. The equity line includes a "reset" mechanism which may result in the issuance to the investors of additional shares of Common Stock at no additional cost. There are two reset periods for each tranche, each covering 50% of the shares issued on the applicable closing date. The first reset period is the 25 days after the effective date of a registration statement to be filed in connection with that tranche. The second reset period is the 25 days after the end of the first reset period. For each reset period, the reset price is the average of the lowest ten trading days' closing bid prices during the related 25-day period. The number of shares to be issued at the end of each reset is calculated by (a) multiplying the number of shares subject to price adjustment by (b) (i) an amount equal to 112.5% of the applicable tranche purchase price less the reset price divided by (ii) the reset price. The investors have agreed that, until the expiration of the final reset period in connection with the equity line, they will not enter into certain short sales of the Company's Common Stock.

         At December 31, 1998, the Company had cash and cash equivalents of $460,000 and working capital of $9,178,000.

         Capital expenditures for 1998, 1997, and 1996 were $1,597,000, $1,653,000, and $789,000, respectively. Capital expenditures for December 31, 1998 were primarily for new product tooling and manufacturing equipment and computer equipment.

         The Company does not intend to pay cash dividends to the holders of Common Stock and intends to retain future earnings to finance the expansion and development of its business.

         The Company believes that available funds together with borrowings from its new credit facility will be adequate to meet the Company's anticipated cash needs through the end of December, 1999. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

YEAR 2000 COMPLIANCE

         The Year 2000 issue results from computer programs written using two, rather than four, digits to define the applicable year. These computer programs may recognize a date using "00" as the year 1900 instead of 2000 and cause system failures or miscalculations or material disruptions of business operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business operations. If the Company or its significant customers, suppliers, service providers and other related third parties fail to take the necessary steps to correct or replace these problematic computer programs, the Year 2000 issue could have a material adverse effect on the Company. The Company cannot, however, quantify the impact at this time.

         The Company has begun upgrading or replacing the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issue. It has also performed an in-depth analysis of its products and began to modify those that are not Year 2000 compliant. Moreover, the Company has begun to contact all major external third parties that provide products and services to the Company to assess their readiness for the Year 2000.

         Management believes it has completed the review and assessment phase of affected systems within the Company and those which are external to the Company. This assessment indicated that most of the Company's significant internal information systems could be affected by the Year 2000 issue, and that the Company may be negatively impacted by non-compliance of related third parties.

         The Company has begun the remediation phase of the Company's internal information technology systems and has set September 1999 as the target for Year 2000 compliance of all of the Company's internal information technology systems. The Company's internal information technology systems include the Company's finance systems and those systems used in the research and development of the Company's products.

         The Company is currently in the process of creating contingency plans for its internal information technology systems. These contingency plans are expected to be in place by September 30, 1999. In the event the Company's information technology systems are not Year 2000 compliant by September 30, 1999, the Company will decide at that time whether to implement the necessary contingency plan(s).

         The Company has queried its important suppliers and service providers and has obtained assurances from those selected third parties that they are or will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The effects of non-compliance by third parties where no system interface exists is not determinable.

         Concurrent to performing the above steps, the Company will make certain investments in systems and applications to address Year 2000 issues. The Company has not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. Identifiable expenditures for these investments were approximately $10,000 through December 31, 1998. Management estimates that additional expenditures in 1999 will total approximately $130,000. Investments to address the Year 2000 issue have been, and are expected to be, funded through cash generated from operations.

         The Company's plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences included the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET
            PRICE OF STOCK

     As discussed earlier in this Report, the following factors are among those that may cause actual results to vary from those the Company forecasts in forward-looking statements included in this Report and other reports it files with the Securities and Exchange Commission.

     SEASONAL AND OTHER FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS
            MAY MAKE IT DIFFICULT TO PREDICT THE COMPANY'S FUTURE
            PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK

     The Company generally experiences seasonality in its operating results. The Company's revenues typically are substantially higher in the fourth quarter of the year, reflecting traditional retail seasonality patterns. In addition to seasonal fluctuations, the Company may experience significant fluctuations in its operating results from other causes.

     The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. This reduces the Company's ability to accurately forecast revenue. The Company's revenue in a given period depends on the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns and price protection charges from customers. These factors all tend to make the timing of revenue unpredictable and may lead to significant period-to-period fluctuations in revenue.

     The Company's gross margins are affected by short product life cycles, the mix of products sold, the mix of distribution channels used, competitive price pressures, the availability and cost of components from the Company's suppliers, component price inflation or deflation, end-of-life inventory write downs and general economic conditions. Individual product lines generally provide higher margins at the beginning of the typical 12-to-18-month product life cycle, and lower margins as the product line matures. If a product's life is shorter than expected, unexpected distribution channel inventory returns and end-of-life and obsolete inventory and tooling charges could result, which would depress the Company's revenue and gross margin in the affected period.

     A disproportionate percentage of the Company's revenue in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter.

     Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, impacts of shortfalls in revenue may be magnified due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Conversely, in the Company's efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, resulting in periodic shortages of inventory and delivery delays and negatively affecting its revenue, market share and customer satisfaction levels in the current quarter or in future quarters.

     For these reasons, the Company believes that its quarterly revenue and results from operations are likely to vary significantly in the future and that quarter-to-quarter comparisons of the Company's operating results may not be meaningful. Investors should therefore not rely on the results of one quarter as an indication of future performance.

     THE INTENSE COMPETITION IN THE COMPANY'S MARKETS MAY LEAD TO REDUCED
            SALES OF THE COMPANY'S PRODUCTS AND REDUCED PROFITS

     The markets for the Company's products are intensely competitive and are likely to become even more competitive. Increased competition often results in pricing pressures, reduced sales, reduced margins, or the failure of products to achieve or maintain market acceptance, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. Each of the Company's hardware products faces intense competition from multiple competing vendors. Competitors such as Microsoft have greater name recognition, access to larger customer bases, and substantially greater financial, technical, marketing, distribution, service, support, and other resources than the Company has, and may be able to respond more quickly than the Company can to new or changing opportunities, technologies, standards, or customer requirements.

     THE COMPANY MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR
            ENHANCEMENTS TO THE COMPANY'S EXISTING PRODUCTS AT THE RATE REQUIRED BY THE COMPANY'S RAPIDLY CHANGING MARKETS

     The Company's future success depends upon its ability to address the rapidly changing needs of its customers by developing and introducing high quality products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The markets for the Company's products are rapidly evolving. Failure to develop and release enhanced or new products, or delays or quality problems in doing so, could have a material adverse effect on the Company's business, results of operations, and financial condition. As is common in rapidly evolving markets, demand and market acceptance for recently introduced products are subject to high levels of uncertainty and risk. New products can also quickly render obsolete products that were only recently in high demand. The markets for the Company's existing products may not be sustainable at their current levels. The markets for recently introduced and planned products may not expand or develop.

     THE COMPANY'S PRODUCTS HAVE SHORT LIFE CYCLES

     The markets for the Company's products are characterized by frequent new product introductions and product obsolescence. These factors typically result in short product life cycles, frequently ranging from 12 to 18 months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of when to introduce new products, all of which may impair the orders for or the prices of the Company's existing products.

     Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, its sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods.

     PRICES FOR PRODUCTS IN THE COMPANY'S MARKETS ARE DECLINING

     The Company's markets are characterized by intense ongoing competition coupled with declining average selling prices. Accordingly, the Company's average selling prices, measured over a given period of time, may decline from the levels experienced to date. Such a decline could cause the Company's revenue and gross margins to decline relative to prior periods.

     THE COMPANY MAY NEED TO ACCESS ADDITIONAL FUNDS TO FINANCE ONGOING
            OPERATIONS

     As of March 31, 1999, the Company believes that available funds together with borrowings from its credit facility will be adequate to meet its anticipated cash needs for the next 12 months. However, there can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Additional financing may involve public or private offerings of debt or equity securities, and may include bank debt. Debt financing may increase the Company's leveraged position, require the Company to devote significant cash to service debt and limit funds available for working capital, capital expenditures, and general corporate purposes, all of which could increase the Company's vulnerability to adverse economic and industry conditions and competitive pressures. Equity financing may cause additional dilution to purchasers of the Company's common stock.

     OFFSHORE MANUFACTURING AND DEPENDENCE ON MANUFACTURING
            CONTRACTORS IMPOSE ADDITIONAL RISKS

     Virtually all the Company's products are manufactured and assembled in China and Taiwan by independent contractors. The Company's use of offshore manufacturing is subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, tariffs, export duties, quotas, restrictions on the transfer of funds, work stoppages and political instability.

     For the year ended December 31, 1998, approximately 92% of the Company's products were manufactured and assembled through a single vendor utilizing factories located in Taiwan and the Guangdong province of China. Manufacturing and assembly at one factory accounted for more than half of the Company's production. If any of the manufacturing facilities utilized by the Company become unavailable, or if the manufacturing operations at these facilities are slowed, interrupted or terminated, the Company's business, financial condition and results of operation could be materially and adversely affected. The Company may not be able to enter into satisfactory alternative third-party manufacturing arrangements. In addition, although the Company seeks to control the quality of its products manufactured offshore, quality problems have occasionally arisen, and may in the future arise, that are beyond the Company's direct control. The use of independent manufacturing contractors to manufacture and assemble products offshore also has required the Company to increase production lead times and has reduced the Company's ability to adjust production in response to short-term market conditions. As a result, the Company's failure to adequately forecast demand of products manufactured offshore could materially and adversely affect the Company's sales and results of operations.

     THE COMPANY DEPENDS ON A LIMITED NUMBER OF KEY CUSTOMERS

     The Company anticipates that a significant portion of its revenues and accounts receivable will continue to be derived from a limited number of key customers. For the year ended December 31, 1998, three customers accounted for an aggregate of approximately 35% of the Company's revenues. The loss of one or more key customers or any significant reduction in orders by such customers could have a material adverse effect on the Company's business, results of operations or financial condition.

     THE LOSS OF KEY PERSONNEL OR THE COMPANY'S FAILURE TO ATTRACT
            ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

     The Company's success depends largely upon the continued services of its executive officers and other key management and development personnel. The loss of the services of one or more of the Company's executive officers, engineering personnel, or other key employees could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's employees do not have employment agreements and could terminate their employment with the Company at any time without penalty. The Company does not maintain key person life insurance policies on any of its employees.

     The Company's future success also depends on its ability to attract and retain highly qualified personnel. The Company may not be successful in attracting or retaining qualified personnel, which could have a material adverse effect on the Company's business, results of operations, and financial condition. The competition for qualified personnel in the computer software and game markets is intense, and the Company may be unable to attract, assimilate, or retain additional highly qualified personnel in the future. The Company attempts to hire engineers with high levels of experience in designing and developing software and personal computer-related products in time-pressured environments. There is a limited number of qualified engineers in the Company's geographic location, resulting in intense competition for its services.

     THE STRAIN THAT CHANGES IN THE COMPANY'S GROWTH RATE PLACES UPON ITS
            SYSTEMS AND MANAGEMENT RESOURCES MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS

     Any failure to properly manage the Company's growth could have a material adverse effect on the Company's business, results of operations, and financial condition. The growth and contractions that the Company has experienced place significant challenges on its management, administrative, and operational resources. To properly manage the Company's business, the Company must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. The Company may not be able to complete the necessary improvements to its systems, procedures, and controls necessary to support its future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities.

     THE COMPANY'S INTERNATIONAL SALES ARE SIGNIFICANT AND COULD DECREASE
            FOR REASONS ADDITIONAL TO THOSE AFFECTING DOMESTIC SALES

     Approximately 30% and 36% of the Company's total revenue for the years ended December 31, 1997 and 1998, respectively, were attributable to sales made outside the United States. Any reduction in international sales, or the Company's failure to further develop its international distribution channels, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's international operations are subject to the risks inherent in international business activities, including, in particular:

     -    Management of an organization operating in various countries;

     -    Compliance with a variety of foreign laws and regulations;

     -    Overlap of different tax structures;

     - Foreign currency exchange rate fluctuations, which may affect demand for the Company's products in international markets or the Company's consolidated multinational financial results;

     -    Trade restrictions, changes in tariffs, and freight rates; and

     -    Regional economic and political conditions.

These factors could have a material adverse effect on the Company's future international sales and, consequently, the Company's business, results of operations, and financial condition.

     THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY;
            OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST THE COMPANY

     The Company regards substantial elements of its products as proprietary and attempts to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps the Company takes to protect its intellectual property may be inadequate, time consuming, and expensive. In addition, despite the Company's efforts, it may be unable to prevent third-parties from infringing upon or misappropriating its intellectual property. Any such infringement or misappropriation could have a material adverse effect on the Company's business, results of operations, and financial condition. Currently issued patents or any new patent applications may not provide the Company with any competitive advantages, or may be challenged by third parties. Effective trademark, copyright, and trade secret protection may not be available in every country in which the Company's products are distributed. In addition, the Company's competitors may independently develop similar technology that substantially limits the value of the Company's intellectual property.

     The Company also has acquired or licensed technologies from other companies. the Company's internally developed technology or the technology it acquires or licenses may infringe on a third party's intellectual property rights and such third parties may bring claims against the Company alleging infringement of their intellectual property rights. Any such infringement or claim of infringement could have a material adverse affect on the Company's business, result of operations, and financial condition.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The Company is not currently involved in any intellectual property litigation. The Company may, however, be a party to litigation in the future to protect its intellectual property or as a result of an alleged infringement of others' intellectual property. Such claims and any resulting litigation could subject the Company to significant liability for damages and invalidation of its proprietary rights. Such litigation, regardless of its success, likely would be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force the Company to do one or more of the following:

     - Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

     - Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and

     -    Redesign those products or services that incorporate such technology.


Any of these results could have a material adverse effect on the Company's business, results of operations, and financial condition.

     PRODUCT DEFECTS COULD LEAD TO LOSSES OF CUSTOMERS

     Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite its internal testing, are discovered only after certain of the Company's products have been installed and used by customers. The Company continues to upgrade the firmware and software utilities that are incorporated into or included with its products. The Company's products are complex as a result of factors including advanced functionality, the diverse operating environments in which the products may be deployed, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms and standards. Despite the Company's testing, these products may contain undetected errors or failures when first introduced or as new versions or enhancements are released. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations.

     THE COMPANY DEPENDS ON A SMALL GROUP OF SUPPLIERS FOR CRITICAL COMPONENTS

     Certain key components used in the Company's products are obtained from one or a limited group of suppliers. Any reduction, interruption of or delay in supply could materially and adversely affect the Company's business, results of operations or financial condition. The Company has had and may in the future have, shortages of supplies and delays in deliveries of necessary components. Substantially all components used in the Company's products are purchased from sources located outside the United States. Trading policies adopted by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining them. Any significant increase in component prices or decrease in component availability could materially and adversely affect the Company's business, results of operations and financial condition.

     CHANGES IN THE COMPANY'S DISTRIBUTION NETWORK MAY ADVERSELY AFFECT THE
            COMPANY'S BUSINESS

     The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants. The Company's future success is dependent on the continued viability and financial stability of its customer base. Personal computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the Internet. Changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogs, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect the Company in unforeseen ways. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of non-gaming products or the migration toward more communications-centric products, may require specialized channel partnerships, relationships which the Company has only begun to establish.

     Inventory levels of the distribution channels used by the Company generally are maintained in a range of one to three months of customer demand. These channel inventory levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, these channel inventory levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors and retailers devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. The Company believes that it is currently operating in a period of slower demand, lower sales and abundant products, leading to existing distribution channel inventory levels of older product that are higher than desirable. Further, in such an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. In such an event, high distribution channel inventory levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit.

     SOME OF THE COMPANY'S PRODUCTS MAY NOT BE YEAR 2000 COMPLIANT,
            WHICH COULD RESULT IN CUSTOMER DISSATISFACTION OR CLAIMS AGAINST THE COMPANY

     The Company is currently reviewing its products, internal systems and infrastructure in order to identify and modify those products and systems that are not year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modification will have a material adverse effect on the Company's operating results. However, increased costs associated with implementation of any such modifications and the inability to implement such modifications could have an adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company's suppliers, vendors, major distributors, and partners fail to correct their year 2000 problems, such failure could result in an interruption in, or a failure of, the Company's normal business activities or operations. Such failures could have a material adverse effect on the Company's business, results of operations, and financial condition.

         The Company is currently reviewing its internal systems and infrastructure in order to identify and modify those systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modification will have a material adverse effect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications and inability to implement such modifications could have an adverse effect on the Company's future operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Substantially all of the Company's liquid investments as of December 31, 1998 were at fixed interest rates, and therefore the fair value of these investments was affected by changes in market interest rates. However, all of such liquid investments had original maturities of days or less. As a result, the Company believes that the market risk arising from its holdings of financial instruments was minimal. The Company, as of December 31, 1998, held no financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Accountants ..........................................................       25

Consolidated Balance Sheets--As of December 31, 1997 and 1998 ..............................       26

Consolidated Statements of Operations--For each of the three years  in the period
     ended December 31, 1998 ...............................................................       27

Consolidated Statements of Cash Flows--For each of the three years in the
     period ended December 31, 1998 ........................................................       28

Consolidated Statements of Changes in Shareholders' Equity--For each of the
     three years in the period ended December 31, 1998 .....................................       29

Notes to Consolidated Financial Statements .................................................       30

Financial Statement Schedule:
     Schedule II--Valuation and Qualifying Accounts--For each of the three
          years in the period ended December 31, 1998 ......................................       42

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of ThrustMaster, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 on page 24 present fairly, in all material respects, the financial position of ThrustMaster, Inc. and its subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Portland, Oregon
January 25, 1999, except as to Note 13, which is as of January 28, 1999

                               THRUSTMASTER, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               December 31,
                                                                           --------------------
                                                                           1997            1998
                                                                           -----          -----
                             ASSETS
Current assets:
   Cash and cash equivalents................................            $    449        $    460
   Accounts receivable, less allowance for
        doubtful accounts of $51 and $270...................              16,604          10,581
Inventories.................................................               6,974           6,786
Prepaid expenses and other..................................                 294             252
Income taxes receivable.....................................                  --           2,078
Deferred income taxes.......................................                 409           4,677
                                                                      ----------       ---------
   Total current assets.....................................              24,730          24,834
Plant and equipment, net....................................               2,119           2,350
Other.......................................................                  28              25
                                                                      ----------       ---------
     Total assets...........................................            $ 26,877        $ 27,209
                                                                      ----------       ---------
                                                                      ----------       ---------
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Operating line of credit..................................            $  1,110        $  5,821
  Accounts payable..........................................               2,919           7,202
  Accrued liabilities.......................................               3,504           2,633
                                                                      ----------       ---------
Total current liabilities...................................               7,533          15,656
Deferred income taxes.......................................                  64              --
                                                                      ----------       ---------
     Total liabilities......................................               7,597          15,656
                                                                      ----------       ---------
Commitments (Note 8)
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares
      authorized; none issued or outstanding................                  --              --
   Common stock, no par value, 25,000,000 shares
      authorized; 4,293,588 and 4,597,333
      shares issued and outstanding.........................              13,486          14,846
   Retained earnings (accumulated deficit)..................               5,794          (3,293)
                                                                      ----------       ---------
     Total shareholders' equity.............................              19,280          11,553
                                                                      ----------       ---------
     Total liabilities and shareholders' equity.............            $ 26,877        $ 27,209
                                                                      ----------       ---------
                                                                      ----------       ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                               THRUSTMASTER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Years ended December 31,
                                                     1996           1997           1998
                                                   --------       --------       --------
Revenues.................................          $ 30,821       $ 45,494       $ 25,905
Cost of goods sold.......................            19,592         28,839         24,914
                                                   --------       --------       --------
     Gross profit........................            11,229         16,655            991
                                                   --------       --------       --------
Operating expenses:
     Research and engineering............             2,105          2,697          2,389
     Selling, general and administrative              5,961          9,450         13,178
                                                   --------       --------       --------
        Total operating expenses.........             8,066         12,147         15,567
                                                   --------       --------       --------
Income (loss) from operations............             3,163          4,508       (14,576)
Interest/other income (expense)..........               466            304          (272)
                                                   --------       --------       --------
Income (loss) before income taxes........             3,629          4,812       (14,848)
Provision for (benefit from) income
  taxes..................................             1,370          1,615        (5,792)
                                                   --------       --------       --------
     Net income (loss)...................           $ 2,259        $ 3,197       $(9,056)
                                                   --------       --------       --------
                                                   --------       --------       --------
Net income (loss) per share
   Basic.................................            $ 0.54         $ 0.75       $ (2.07)
                                                   --------       --------       --------
                                                   --------       --------       --------
   Diluted...............................            $ 0.51         $ 0.69       $ (2.07)
                                                   --------       --------       --------
                                                   --------       --------       --------
Weighted average shares outstanding
   Basic.................................             4,182          4,268          4,380
                                                   --------       --------       --------
                                                   --------       --------       --------
   Diluted...............................             4,468          4,660          4,380
                                                   --------       --------       --------
                                                   --------       --------       --------

        The accompanying notes are an integral part of these consolidated financial statements.

                               THRUSTMASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             Years Ended December 31,
                                                                        1996            1997           1998
                                                                      --------        --------       --------
Cash flows from operations:
  Net income (loss)........................................            $ 2,259        $ 3,197        $ (9,056)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation.........................................                766            615           1,366
      Deferred income taxes and taxes receivable                          (152)          (127)         (6,410)

      Change in operating assets and liabilities:
        Accounts receivable................................             (6,923)        (6,784)          6,023
        Inventories........................................             (1,034)        (3,414)            188
        Prepaid expenses and other assets..................                286           (181)             13
        Payables and accrued liabilities...................              3,857          1,212           4,094
                                                                      --------        --------       --------
          Net cash used in operating activities............               (941)        (5,482)         (3,782)
                                                                      --------        --------       --------
Cash flows from investing activities:
  Purchases of plant and equipment.........................               (789)        (1,653)         (1,597)
                                                                      --------        --------       --------
Cash flows from financing activities:
  Proceeds from operating line of credit...................                 --          1,110           4,711
  Payments on long-term debt...............................                (11)           (10)             --
  Proceeds from issuance of common stock...................                 71             64             679
                                                                      --------        --------       --------
           Net cash provided by financing activities                        60          1,164           5,390
                                                                      --------        --------       --------
           Net increase (decrease) in cash and
               cash equivalents............................             (1,670)        (5,971)             11
Cash and cash equivalents, beginning of year...............              8,090          6,420             449
                                                                      --------        --------       --------
Cash  and cash equivalents, end of year....................            $ 6,420        $   449          $  460
                                                                      --------        --------       --------
                                                                      --------        --------       --------
Cash paid during the year for:

Interest...................................................            $     1        $    19          $  183
Income taxes...............................................                 47          1,531           1,025


        The accompanying notes are an integral part of these consolidated financial statements.

                               THRUSTMASTER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      Retained      Accumulated
                                                                Common Stock          Earnings         Other
                                                           ---------------------    (accumulated   Comprehensive   Comprehensive
                                                            Shares       Amount       deficit)         Income          Income
                                                           --------     --------    ------------   -------------   -------------
Balance, January 1, 1996......................               3,953     $ 11,877          $ 1,434        $ --           $    --
  Proceeds from issuance of common stock..                     164           71               --
  Tax benefits from stock options exercised..                   --          257               --
  Stock dividend declared (Note 2)............                 123        1,096           (1,096)
  Net income.....................................               --           --            2,259          --             2,259
                                                           --------     --------       ----------    -----------     -----------
Balance, December 31, 1996..................                 4,240       13,301            2,597          --
  Comprehensive Income, 1996                                                                                             2,259
                                                                                                                     -----------
                                                                                                                     -----------
  Proceeds from issuance of common stock..                      54           64               --
  Tax benefits from stock options exercised..                   --          121               --
  Net income.....................................               --           --            3,197          --             3,197
                                                           --------     --------       ----------    -----------     -----------
Balance, December 31, 1997..................                 4,294       13,486            5,794          --
  Comprehensive Income, 1997                                                                                             5,794
                                                                                                                     -----------
                                                                                                                     -----------
  Proceeds from issuance of common stock..                     303          679               --
  Tax benefits from stock options exercised..                   --          681               --
  Translation Adjustment........................                --           --               --         (31)              (31)
  Net loss........................................              --           --           (9,056)         --            (9,056)
                                                           --------     --------       ----------    -----------     -----------
Balance, December 31, 1998...................                4,597     $ 14,846         $ (3,293)       $(31)
                                                           --------     --------      -----------
                                                           --------     --------      -----------
  Comprehensive Income, 1998                                                                                           $(3,293)
                                                                                                                     -----------
                                                                                                                     -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                               THRUSTMASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- THE COMPANY

         The consolidated financial statements include the accounts of ThrustMaster, Inc., (the "Company"), an Oregon corporation, and its wholly-owned subsidiaries, ThrustMaster (Europe) Limited, and its wholly owned subsidiary ThrustMaster (Deutschland) GmbH. The Company was incorporated on July 31, 1990. The Company is a developer and marketer of realistic, high quality game controllers and software solutions designed to enhance the personal computer and video console entertainment experience.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

INVENTORIES. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Finished goods are costed using standard costs, which approximates the first-in, first-out method of accounting.

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

REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. All products have a warranty for one year from date of sale covering product defects. Certain sales agreements provide the right to return unsold merchandise. The Company provides for estimated costs of warranty and returns when products are shipped. The Company offers price protection to certain customers on its products. At the time of a price reduction, the Company records this price protection as a reduction of revenues.

RESEARCH AND ENGINEERING EXPENSE. Research and engineering costs are charged to operations as incurred.

ADVERTISING. Advertising costs which include comparative advertising and working development funds, are expensed as incurred.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company maintains a sales and distribution office and warehouse in Surrey, England, through which all of its European sales are made. The financial statements of the Company's operations in the United Kingdom have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Certain of the Company's sales to foreign distributors are denominated in foreign currencies. Gains and losses associated with the foreign currency transaction are recorded in the Company's consolidated financial statements at the settlement date. Gains and losses associated with foreign currency receivables are recorded based upon the exchange rate at the end of the period.

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

NOTE 3 -- CONCENTRATION OF CREDIT RISK, FOREIGN OPERATIONS, AND MAJOR CUSTOMER
                     INFORMATION

         The financial instrument which potentially subjects the Company to concentration of credit risk is accounts receivable. The Company's accounts receivable are primarily from a small number of computer wholesale distributors and software specialty stores located in the United States, Canada, and western Europe. Management believes that any risk of loss is significantly reduced by its ongoing credit evaluations of its customers' financial condition.

         In 1996, no customer individually accounted for more than 10% of revenues. In 1997, two customers accounted for 11.8% and 10.4% of revenues, respectively. In 1998, two customers accounted for 12.8% and 12.4% of revenues.

         Certain of the Company's game controllers designed to enhance the personal computer, video game, and internet entertainment experience are manufactured and assembled in Taiwan and China by independent contractors. Products manufactured and assembled by one of these vendors approximated 74.3%, 89.9%, and 91.8% of total products in 1996, 1997, and 1998 respectively.

         Net revenue by geographic region and as a percentage of total revenue for each region outside the United States that constituted more than 10% of the Company's total revenue is as follows:

                                                                             Years Ended December 31,
                                                                      ---------------------------------------
                                                                        1996            1997           1998
                                                                      --------        --------       --------
Net revenue by beographic region:
    Europe........................................                    $ 10,225        $ 13,473       $ 9,256
Net revenue as a % of total revenue:
    Europe........................................                        33.2%           29.6%         35.7%


         The Company's U.K. operations accounted for substantially all of the Company's European sales. Identifiable assets of the Company's U.K. operations were $2,937 at December 31, 1998.

NOTE 4 -- INVENTORIES

         Inventories are as follows:

                                   December 31,
                              ---------------------
                              1997             1998
                              -----           -----
    Raw materials .......    $1,062          $1,072
    Work-in-progress ....        49              34
    Finished goods ......     5,863           5,680
                            -------         -------
                             $6,974          $6,786
                            -------         -------
                            -------         -------


NOTE 5 -- PLANT AND EQUIPMENT

         Plant and equipment consists of the following:

                                                       December 31,
                                                  ---------------------
                                                    1997          1998
                                                  -------      ---------
    Computers and other equipment.......           $1,652       $ 1,961
    Tooling.............................            2,172         3,410
    Furniture and fixtures..............              343           393
                                                  -------      ---------
                                                    4,167         5,764
    Accumulated depreciation............           (2,048)       (3,414)
                                                  -------      ---------
                                                   $2,119       $ 2,350
                                                  -------      ---------
                                                  -------      ---------

NOTE 6 -- OPERATING LINE OF CREDIT

         At December 31, 1998, the Company has a revolving line credit pursuant to which it may borrow up to the lesser of $16,000 or 50% of eligible receivables and 50% of eligible inventory (subject to an inventory sub-limit of $2,500). Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate plus 2% which was 9.75% as of December 31, 1998. The line of credit is scheduled for review in October 1999 and is collateralized by substantially all the Company's assets. The line of credit is a "demand discretionary" credit facility and does not require the Company to maintain working capital and debt-to-equity ratios. At December 31, 1998, $5,821 was outstanding under the facility and the Company was in compliance with all loan covenants. At December 31, 1998, the Company had $826 available to borrow on the operating line of credit.

NOTE 7 -- ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                         December 31,
                                                      -------------------
                                                      1997           1998
                                                      -----         -----
    Accrued payroll and payroll liabilities....    $   208        $   265
    Accrued bonuses............................        601             35
    Warranty reserve...........................        785          1,255
    Federal and state income taxes.............      1,056             --
    Accrued commissions........................        771            354
    Other liabilities..........................         83            724
                                                   -------        --------
                                                   $ 3,504        $ 2,633
                                                   -------        --------
                                                   -------        --------


         A portion of the compensation paid by the Company to certain officers is determined based upon the Company's revenues and net income for the year. The Company recorded expense of $251 in 1996, $289 in 1997, and $25 in 1998 related to such amounts.


NOTE 8 -- COMMITMENTS

         The Company leases facilities and equipment under non-cancelable operating leases. Certain of the facility leases contain escalation clauses. The following is a schedule by years, through expiration of the facilities, of future minimum lease payments required under these leases as of December 31, 1998:

                1999.................................                  $705
                2000.................................                   701
                2001.................................                   705
                2002.................................                   725
                2003.................................                   580
                2004.................................                   188
                2005.................................                   188

         Under the agreements for the lease of its office, production, and distribution facilities, the Company is obligated to the lessors for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rental expense totaled $236, $438 and $767 for the years ended December 31, 1996, 1997, and 1998, respectively.

NOTE 9 -- STOCK OPTION PLANS AND WARRANTS

         The Company has adopted a stock option plan for employees and directors (the "1998 Stock Option Plan"). The Company has reserved 1,000,000 shares for issuance under the 1998 Stock Option Plan. The plan provides for incentive stock options and nonqualified options to be granted. The Company previously made grants under the 1994 Stock Option Plan, the 1994 Directors' Stock Option Plan, and a nonqualified plan adopted in 1990 in which 1,200,000 shares had been reserved. In May 1998, any ungranted options and any future forfeitures under the 1994 and 1990 option plans were transferred to the 1998 Stock Option Plan.

         The stock option plans generally require the price of options to be at the estimated fair market value of the stock at the date of grant. Options have a maximum duration of ten years (five years under certain circumstances) and may be exercised in varying amounts over the vesting periods. During 1998, the Board of Directors approved a stock option repricing for all executives and employees of the Company. The repricing was effective as of October 1, 1998.

         The following table summarizes stock option transactions:

                                                                                      Available
                                                                  Under Option        for Grant
                                                                 --------------      ------------
Balance, January 1, 1996...........................                 700,606            629,869
Granted ($4.125 to $7.625 per share)...............                 340,930           (340,730)
Exercised ($0.25 to $0.75 per share)...............                (169,035)                --
Cancelled ($0.485 to $5.34 per share)..............                (138,535)           138,535
                                                                -----------         ----------
Balance, December 31, 1996.........................                 733,978            427,474
Granted ($8.675 to $15.75 per share)...............                 243,470           (243,470)
Exercised ($0.243 to $8.495 per share).............                 (41,394)                --
Cancelled ($4.733 to $8.75 per share)..............                 (40,233)            40,233
                                                                -----------         ----------
Balance, December 31, 1997.........................                 895,821            224,237
Authorization of additional shares                                       --          1,000,000
Granted ($2.75 to $12.375 per share)...............                 811,190           (811,190)
Exercised ($0.243 to $8.617 per share).............                (303,745)                --
Cancelled ($0.243 to $15.75 per share).............                (357,349)          (357,349)
                                                                -----------         ----------
Balance, December 31, 1998.........................               1,045,917            770,396
                                                                -----------         ----------
                                                                -----------         ----------

         The exercise price of the outstanding options at December 31, 1998 ranged between $0.24 and $15.75 per share. The weighted average exercise price of outstanding options was $4.12 at December 31, 1998.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      ------------------------------------------------    ------------------------------
                                           WEIGHTED
                      OUTSTANDING AT       AVERAGE         WEIGHTED        EXERCISABLE       WEIGHTED
      RANGE OF         DECEMBER 31,      CONTRACTUAL        AVERAGE            AT             AVERAGE
      EXERCISE             1998           REMAINING        EXERCISE       DECEMBER 31,       EXERCISE
       PRICES                                LIFE            PRICE            1998             PRICE
   ---------------    ---------------    -------------    ------------    --------------    ------------
   $0.24--$0.73          128,488             4.1            $ 0.34           128,488          $ 0.36
   $2.43--$3.00          292,400             8.2              2.77            82,400            2.52
   $4.40--$5.34          475,728             8.2              4.04            74,372            4.94
   $8.62--$8.75           89,801             8.2              8.68            20,712            8.68
  $11.50--$12.38          49,500             9.2             12.07                --              --
      $15.75              10,000             8.8             15.75             2,500           15.75
                       ---------                                             -------
                       1,045,917                                             308,472

         During 1995, warrants to purchase 139,050 shares were granted at a price of $7.57 per share. There were 117,151 warrants outstanding at December 31, 1998.

         The Company applies APB opinion No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 for all awards subsequent to January 1, 1995, are presented below.

         The fair value of each option granted during the years ended 1996, 1997 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) average dividend yield of 0%, (ii) expected volatility of 28.8% for 1996, 26.7% for 1997, and 33.9% for 1998, (iii) expected average life of 3.3 years. The risk-free interest rate (equivalent to the zero coupon treasury rate) at the date of grant ranged from 4.8% to 6.3% for 1996, from 5.9% to 6.8% for 1997, and from 4.1% to 5.6% for 1998.

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1996        1997        1998
                                                                 ---------    --------    --------
              Net income (loss)- as reported...............        $2,259      $3,197    ($9,056)
              Net income (loss)- pro forma.................         2,173       2,987    ($9,270)
              Net income (loss) per share-as reported
                   Basic...................................          0.54        0.75     ($2.07)
                   Diluted.................................          0.51        0.69     ($2.07)
              Net income (loss) per share--pro forma
                   Basic...................................          0.52        0.70     ($2.12)
                   Diluted.................................          0.49        0.64     ($2.12)


         The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts.

NOTE 10 -- INCOME TAXES

         The provision for income taxes is as follows:

                                                  Years Ended December 31,
                                             ---------------------------------
                                                1996       1997         1998
                                             --------    --------     --------
    Current:
         Federal...........................    $1,256     $ 1,535     $ (2,224)
         State.............................       266         207           --
                                             --------    --------     --------
         Total current.....................     1,522       1,742       (2,224)
                                             --------    --------     --------
    Deferred:
         Federal...........................      (126)       (105)      (2,591)
         State.............................       (26)        (22)        (977)
                                             --------    --------     --------
         Total deferred....................      (152)       (127)      (3,568)
                                             --------    --------     --------
            Total..........................    $1,370     $ 1,615     $ (5,792)
                                             --------    --------     --------
                                             --------    --------     --------

         The provision for income taxes differs from the amount of income taxes determined by applying the statutory federal income tax rate to income
(loss) from continuing operations due to the following:

                                                                         Years Ended December 31,
                                                                   ------------------------------------
                                                                    1996           1997           1998
                                                                   ------         ------         ------
Federal statutory rate.................................             34.0 %         34.0 %        (34.0)%
State income taxes, net of federal income tax benefit..              4.4            2.2           (4.4)
Effect of research and experimentation tax credit and
    other..............................................             (0.6)          (2.7)          (0.6)
                                                                    ----           ----           ----
Effective income tax rate..............................             37.8 %         33.5 %        (39.0)%
                                                                    ----           ----           ----
                                                                    ----           ----           ----


         Deferred tax assets (liabilities) are comprised of the following components:

                                                                        December 31,
                                                                   ---------------------
                                                                     1997         1998
                                                                   --------      -------
        Deferred tax asset:
          Expenses and allowances not currently
            deductible...............................              $  409        $ 1,158
          Net operating loss carryforwards...........                              2,938
          Credit carryforwards.......................                                581
        Deferred tax liability:
          Excess tax over book depreciation
            and amortization.........................                 (64)            --
                                                                   ------        -------
        Net deferred tax asset.......................              $  345        $ 4,677
                                                                   ------        -------
                                                                   ------        -------

The Company has federal and state net operating loss carryforwards of $6,000 and $13,900 respectively, that expire in 2019. The Company has accumulated unused research and experimination credits of approximately $417 that exprie from 2012-2019. The Company also has Alternative Minimum Tax (AMT) credits in the amount of $164 which may be carried forward indefinitely.

NOTE 11--EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted computations of earnings per share:


                                                                INCOME                    PER SHARE
                                                                (LOSS)        SHARES        AMOUNT
                                                              -----------    ---------    ----------
    YEAR ENDED DECEMBER 31, 1998
    Basic earnings (loss) per share:
       Loss available to common shareholders............      $(9,056)        4,380        $(2.07)
                                                                                          -------
                                                                                          -------
    Effect of dilutive securities
       Stock options issuable...........................           --            --
    Diluted earnings (loss) per share:
                                                             --------        ------
       Loss available to common shareholders............      $(9,056)        4,380        $(2.07)
                                                             --------        ------       -------
                                                             --------        ------       -------
    YEAR ENDED DECEMBER 31, 1997
       Basic earnings per share:
       Income available to common shareholders..........       $3,197         4,268        $ 0.75
                                                                                          -------
                                                                                          -------
    Effect of dilutive securities

       Stock options issuable...........................           --           392
    Diluted earnings per share:
                                                             --------        ------
       Income available to common shareholders..........       $3,197         4,660        $ 0.69
                                                             --------        ------       -------
                                                             --------        ------       -------
    YEAR ENDED DECEMBER 31, 1996
       Basic earnings per share:

       Income available to common shareholders..........       $2,259         4,182        $ 0.54
                                                                                          -------
                                                                                          -------
    Effect of dilutive securities
       Stock options issuable...........................           --           286
    Diluted earnings per share:
                                                             --------        ------       -------
       Income available to common shareholders..........       $2,259         4,468        $ 0.51
                                                             --------        ------       -------
                                                             --------        ------       -------

NOTE 12--401 (k) PLAN

         The Company has a 401(k) Plan (the "Plan") covering substantially all employees meeting minimum service requirements. The Plan allows the Company to make discretionary matching contributions. The Company provided discretionary contributions of $35, $45, and $46 for the years ended December 31, 1996, 1997, and 1998, respectively.


NOTE 13--SUBSEQUENT EVENT

         On January 28, 1999, and in connection with equity line financing provided to the Company, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock and warrants exercisable for an aggregate of 70,754 shares of Common Stock. The purchase price for the Common Stock issued to the investors was $16.000 per share. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $22.40 per share.

The Company may elect, at its sole discretion, that two additional tranches of investment be made under the equity line. The amount of each additional tranche would range from $1,000 to $6,000, depending on the price of the Common Stock at the time of investment. Warrants to purchase additional shares of Common Stock will be issued if the aggregate investment under the line exceeds $12,000. The equity line includes a "reset" mechanism which may result in the issuance to investors of additional shares of Common Stock at no additional cost. There are two reset periods for each tranche, each covering 50% of the shares issued on the applicable closing date. The first reset period is the 25 days after the effective date of a registration statement to be filed in connection with that tranche. The second reset period is the 25 days after the end of the first reset period. For each reset period, the reset price is the average of the lowest ten trading days' closing bid prices during the related 25-day period. The number of shares to be issued at the end of each reset is calculated by (a) multiplying the number of shares subject to price adjustment by (b)(i) an amount equal to 112.5% of the applicable tranche purchase price less the reset price divided by (ii) the reset price. The investors have agreed that, until the expiration of the final reset period in connection with the equity line, they will not enter into certain short sales of the Company's Common Stock.

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected unaudited actual and pro forma financial information for each of the quarters in the two year period ended December 31, 1998 is as follows. Pro forma net income per share and net income per share data has been adjusted to reflect the stock dividend discussed in Note 2.

                                                           Three Months Ended
                                       -------------------------------------------------------------
                                       March 31,        June 30,       September 30,    December 31,
                                       ---------        --------       -------------    ------------
                                                 (in thousands, except per share amounts)
1997
   Revenues........................        $ 6,272          $ 7,149         $ 10,509         $  21,564
   Cost of goods sold..............          3,786            4,480            6,548            14,025
   Operating expenses..............          2,108            2,244            2,804             4,991
   Net income......................            289              329              836             1,743
   Diluted net income per share            $  0.06          $  0.07          $  0.18          $   0.37
1998
   Revenues........................        $ 6,282          $ 4,136          $ 4,167         $  11,320
   Cost of goods sold..............          4,792            4,055            5,369            10,698
   Operating expenses..............          3,430            4,460            3,847             3,830
   Net loss........................         (1,241)          (2,829)          (3,282)           (1,704)
   Diluted net loss per share              $ (0.29)        $  (0.65)         $ (0.75)        $   (0.38)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is hereby incorporated herein by reference from the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of this Report:

(1)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

          See index on page 24.

(2)     EXHIBITS



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

               *4.1 Description of Capital Stock contained in the Articles of Incorporation, as amended (See Exhibit 3.1)

              **4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

               *4.3  Form of Certificate for Shares of Common Stock

               *4.4  Form of Representatives' Warrant Agreement among the
                     Company, Cruttenden Roth and Black & Company, Inc.

            ****4.5  Securities Purchase Agreement dated as of January 28,
                     1999 among the Company and the Purchasers party thereto.

            ****4.6  Form of Callable Warrant

            ****4.7  Registration Rights Agreement dated as of January 28,
                     1999 among the Company and the Purchasers party thereto.


-----------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

** Incorporated by reference to the same exhibit number from the Company's Report on Form 10-K filed on March 25, 1997.

**** Incorporated by reference to the same exhibit number from the Company's Current Report on Form 6-K filed on February 16, 1999.

               10.1  1998 Stock Option Plan (incorporated by reference to
                     Exhibit A to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders)

              *10.2  1994 Incentive Compensation Plan, dated December 21, 1993

            ***10.3  Directors' Nonqualified Stock Option Plan, dated July
                     19, 1994, as amended

            ***10.4  1994 Stock Option Plan, dated July 19, 1994, as amended

               10.5  Financing agreement, dated October 12, 1998 from U.S.
                     Bancorp Republic Commercial Finance, Inc. to the Company regarding a revolving line of credit

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

             **10.8  Leases, dated March 13, 1996, between Pacific Realty
                     Associates, L.P. and the Company, as amended

             **10.9  Summary of 1997 Bonus Program (Bonus Program Extended for
                     1998)

             @10.10  Lease dated January 7, 1998 between Stargas Nominees
                     Limited and the Company

                 21  List of Subsidiaries

                 23  Consent of Independent Accountants

                 27  Financial Data Schedule as of December 31, 1998


-------------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

** Incorporated by reference to the same exhibit number from the Company's Report on Form 10-K for the year ended December 31, 1996.

*** Underlying document incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88757-1-A), the amendment to the underlying document is incorporated by reference to the same exhibit number from the Company's Report of Form 10-K for the year ended December 31, 1997

* Incorporated by reference to the same exhibit number from the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

(b)     Reports on Form 8-K:

        On February 16, 1999, the Registrant filed a Current Report on Form 8-K with respect to its entering into an equity line financing arrangement and the issuance of its securities and its contingent agreement to issue additional securities in connection with the equity line financing.

                                                                     Schedule II
                               THRUSTMASTER, INC.


                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)



                                              BEGINNING      CHARGES TO       DEDUCTIONS       ENDING
                                  YEAR          BALANCE        EXPENSE        WRITE-OFFS      BALANCE
                                 --------     ------------   ------------     ------------   -----------
Allowance for doubtful
accounts:
                                  1998            $ 51          $ 246           $ (27)         $ 270
                                  1997              14             87             (50)            51
                                  1996               7            122            (115)            14

Reserve for warranty
expense and sales returns:

                                  1998             785            469                --         1,254
                                  1997             365            420                --           785
                                  1996             192            173                --           365

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    THRUSTMASTER, INC.

Date:  March 30, 1999

                                    By               /S/  FRANK G. HAUSMANN
                                       -----------------------------------------
                                                          Frank G. Hausmann
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below consitutes and appoints C. Norman Winningstad and Frank G. Hausmann, Jr., either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby rectifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



          /S/  C. NORMAN WINNINGSTAD                 Chairman of the Board              March 30, 1999
--------------------------------------------
                C. Norman Winningstad

              /S/   FRANK G. HAUSMANN                Director, President, Chief         March 30, 1999
--------------------------------------------         Executive Officer and Chief
                     Frank G. Hausmann               Financial Officer (principal
                                                     executive and financial
                                                     officer)

          /S/   ALLEN K. ROBISON                     Controller (principal              March 30, 1999
--------------------------------------------         accounting officer)
                     Allen K. Robison

          /S/   ROBERT L. CARTER                     Director                           March 30, 1999
--------------------------------------------
                     Robert L. Carter

               /S/   GRAHAM DORLAND                  Director                           March 30, 1999
--------------------------------------------
                 Graham Dorland

          /S/   MERRILL A. MCPEAK                    Director                           March 30, 1999
--------------------------------------------
                 Merrill A. McPeak

          /S/   G. GERALD PRATT                      Director                           March 30, 1999
--------------------------------------------
                 G. Gerald Pratt

          /S/   MILTON R. SMITH                      Director                           March 30, 1999
--------------------------------------------
                 Milton R. Smith

          /S/   FREDERICK M. STEVENS                 Director                           March 30, 1999
--------------------------------------------
                 Frederick M. Stevens

EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANT

We consent to the Incorporation by reference in the registration statements of ThrustMaster, Inc. and its subsidiaries on Form S-8 (File No. 333-40323) and Form S-3 (File No. 333-73333) of our report dated January 25, 1999, except as to Note 13, which is as of January 28, 1999 on our audits of the consolidated financial statements of ThrustMaster, Inc. and its subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.


                                        /s/ PRICEWATERHOUSECOOPERS LLP

                                        Portland, Oregon
                                        March 31, 1999