Form 10-K405/A
period 1998-12-31
THRUSTMASTER INC
filed 1999-05-17
CIK 932290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
(X)     AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

         As of April 30, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the last sales price as reported by The Nasdaq National Market was $99,917,390.

         As of April 30, 1999, the Registrant had 4,874,019 shares of Common Stock outstanding.



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

JOYSTICKS.

         The Company offers a line of joysticks priced to appeal to different consumers in the PC entertainment market. The Company's joysticks offer a rich set of features that enhance the experience found in today's action and adventure games. This portfolio includes the TOP GUN (game port), the TOP GUN USB ("Universal Serial Bus"), the TOP GUN Platinum (includes throttle), the Frag Master, the X-Fighter, and the Millennium 3D Inceptor.

GAMEPADS.

         In November 1998, the Company began shipping the FUSION game pad to address demand created by the popularity of action and multi-player PC software titles. The FUSION game pad combines ergonomic design, sophisticated technology and a variety of programmable buttons and triggers to offer users maximum control in action, adventure and sports PC games.

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

VIDEO CONSOLE CONTROLLERS.


         In November 1998, the Company introduced three controllers for the video console market: the Shockhammer for the Sony PlayStation, the StingRay for the Nintendo 64, and the NASCAR and Formula Race Pro Racing Wheels which are compatible with both the Sony and Nintendo video console platforms.

TALK N' PLAY.


         The Company has integrated technology licensed from Intel and PeopleLink with the Company's proprietary software technology to create a software product called Talk n' Play. This product enables up to four people from four separate locations to simultaneously talk and play Internet games. The Company first shipped Talk n' Play into distribution channels in late January 1999.

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

         In addition to retail outlets, the Company actively pursues business through OEM arrangements. The Company currently sells its products on an OEM basis to Gateway. Although OEM sales currently account for a relatively minor portion of the Company's revenues, management believes that these sales will account for an increasing percentage of its revenues in the future.

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

COMPETITION

         The markets in which the Company participates are highly competitive, and the Company expects that it will face increased competition in the future. The Company's principal competitors for its hardware products include Microsoft Corporation, Kensington (Gravis), CH Products, Logitech International S.A. and InterAct Accessories, many of which have substantially greater financial, technical and marketing resources than the Company.

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

                                                                         Years ended December 31,
                                                        ----------------------------------------------------------
                                                        1994          1995         1996         1997          1998
                                                        ----          ----         ----         ----          ----
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues.......................................     $ 13,582       $ 19,415     $ 30,821      $ 45,494     $ 25,905
Cost of goods sold.............................        8,007         11,815       19,592        28,839       24,914
                                                    --------       --------     --------      --------     --------
   Gross Profit................................        5,575          7,600       11,229        16,655          991
Operating expenses:
   Research and engineering....................        1,115          1,845        2,105         2,697        2,389
   Selling, general and administrative.........        2,689          4,111        5,961         9,450       13,178
                                                    --------       --------     --------      --------     --------
        Total operating expenses...............        3,804          5,956        8,066        12,147       15,567
                                                    --------       --------     --------      --------     --------
Income (loss) from operations..................        1,771          1,644        3,163         4,508      (14,576)
Interest/other income (expense)................           --            404          466           304         (272)
                                                    --------       --------     --------      --------     --------
Income (loss) before income taxes..............        1,771          2,048        3,629         4,812      (14,848)
                                                    --------       --------     --------      --------     --------
Provision for (benefit from) income
  taxes (1)....................................          633            687        1,370         1,615       (5,792)
                                                    --------       --------     --------      --------     --------
Net income (loss) (1)..........................      $ 1,138        $ 1,361      $ 2,259       $ 3,197     $ (9,056)
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
Net income (loss) per share (1)
   Basic.......................................      $  0.51        $  0.37      $  0.54       $  0.75      $ (2.07)
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
   Diluted.....................................      $  0.42        $  0.34      $  0.51       $  0.69      $ (2.07)
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
Weighted average shares outstanding
   Basic.......................................        2,244          3,647        4,182         4,268        4,380
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------
   Diluted.....................................        2,684          4,060        4,468         4,660        4,380
                                                    --------       --------     --------      --------     --------
                                                    --------       --------     --------      --------     --------



                                                                               December 31,
                                                        ----------------------------------------------------------
                                                        1994          1995         1996         1997          1998
                                                        ----          ----         ----         ----          ----
                                                                              (in thousands)
BALANCE SHEET DATA:
Working capital.................................          $ 1,873     $ 12,276     $ 14,806      $ 17,197      $ 9,178
Total assets....................................            4,575       15,102       21,261        26,877       27,209
Total liabilities...............................            1,885        1,791        5,363         7,597       15,656
Total shareholders' equity......................            2,690       13,311       15,898        19,280       11,553


(1) The provision for income taxes, net income and net income per share amounts include a pro forma income tax adjustment to reflect the Company as a C corporation, rather than an S corporation, for federal and state income tax purposes for the year ended December 31, 1994, and to exclude the cumulative effect on deferred taxes in 1995 related to the conversion from an S corporation to a C corporation.

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

         RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $2,389,000 for 1998, a decrease of $308,000, or 11.4%, compared to $2,697,000 in 1997. This decrease was a result of a reduction in personnel in the second quarter of 1998. As a percentage of revenues, research and engineering expenses were 9.2% for 1998 compared to 5.9% for 1997. The increase in research and engineering expenses as a percentage of revenues resulted primarily from the large decline in revenues. The Company further reduced its research and engineering personnel near the end of the fourth quarter of 1998.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13,178,000 for 1998, an increase of $3,728,000, or 39.4%, compared to $9,450,000 for 1997. As a percentage of revenues, selling, general and administrative expenses increased to 50.9% for 1998, compared to 20.8% in 1997. The expense increase, as a percentage of revenues, resulted primarily from the significant decline in revenues in 1998. The increase in costs of $3,051,000 resulted from an increase in sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, and increased advertising expenditures.

         INTEREST/OTHER INCOME (EXPENSE). Interest income for 1998 was $64,000, interest expense was $183,000 and foreign currency translation loss was $153,000. This compares with interest income of $304,000 for 1997.

         INCOME TAXES. The benefit for income taxes for the twelve-month period ended December 31, 1998 reflects an effective tax rate of 39.0%. This compares to an effective tax rate of 33.5% for the twelve-month period ended December 31, 1997. The increase in the effective tax rate was due primarily to a higher effective state tax rate due to no state tax credit in 1998 compared to 1997, and a lower research and experimentation tax credit in 1998 compared to 1997.

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


         On January 28, 1999, and in connection with equity line financing provided to the Company, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock and warrants exercisable for an aggregate of 70,754 shares of Common Stock. The purchase price for the Common Stock issued to the investors was $16.00 per share. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Company may elect, at its sole discretion, that two additional tranches of investment be made under the equity line. The amount of each additional tranche would range from $1,000,000 to $6,000,000, depending on the price of the Common Stock at the time of the investment. Warrants to purchase additional shares of Common Stock will be issued if the aggregate investment under the line exceeds $12,000,000. The equity line includes a "reset" mechanism which may result in the issuance to the investors of additional shares of Common Stock at no additional investment. There are two reset periods for each tranche, each covering 50% of the shares issued on the applicable closing date. The first reset period is the 25 days after the effective date of a registration statement to be filed in connection with that tranche. The second reset period is the 25 days after the end of the first reset period. For each reset period, the reset price is the average of the lowest ten trading days' closing bid prices during the related 25-day period. The number of shares to be issued at the end of each reset is calculated by (a) multiplying the number of shares subject to price adjustment by (b)(i) an amount equal to 112.5% of the applicable tranche purchase price less the reset price divided by (ii) the reset price. The investors have agreed that, until the expiration of the final reset period in connection with the equity line, they will not enter into certain short sales of the Company's Common Stock.

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

         The Company has begun the remediation phase of the Company's internal information technology systems and has set September 1999 as the target for Year 2000 compliance of all of the Company's internal information technology systems. The Company's internal information technology systems include its finance systems and those systems used in the research and development of the Company's products.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Substantially all of the Company's liquid investments as of December 31, 1998 were at fixed interest rates, and therefore the fair value of these investments was affected by changes in market interest rates. However, all of such liquid investments had original maturities of 90 days or less. As a result, the Company believes that the market risk arising from its holdings of financial instruments was minimal. The Company, as of December 31, 1998, held no financial instruments.

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




PricewaterhouseCoopers LLP

Portland, Oregon
January 25, 1999, except as to Note 13, which is as of January 28, 1999

                               THRUSTMASTER, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               December 31,
                                                                           --------------------
                                                                           1997            1998
                                                                           -----          -----
                             ASSETS
Current assets:
   Cash and cash equivalents................................            $    449        $    460
   Accounts receivable, less allowance for
        doubtful accounts of $51 and $270...................              16,604          10,581
Inventories.................................................               6,974           6,786
Prepaid expenses and other..................................                 294             252
Income taxes receivable.....................................                  --           2,078
Deferred income taxes.......................................                 409           4,677
                                                                      ----------       ---------
   Total current assets.....................................              24,730          24,834
Plant and equipment, net....................................               2,119           2,350
Other.......................................................                  28              25
                                                                      ----------       ---------
     Total assets...........................................            $ 26,877        $ 27,209
                                                                      ----------       ---------
                                                                      ----------       ---------
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Operating line of credit..................................            $  1,110        $  5,821
  Accounts payable..........................................               2,919           7,202
  Accrued liabilities.......................................               3,504           2,633
                                                                      ----------       ---------
Total current liabilities...................................               7,533          15,656
Deferred income taxes.......................................                  64              --
                                                                      ----------       ---------
     Total liabilities......................................               7,597          15,656
                                                                      ----------       ---------
Commitments (Note 8)
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares
      authorized; none issued or outstanding................                  --              --
   Common stock, no par value, 25,000,000 shares
      authorized; 4,293,588 and 4,597,333
      shares issued and outstanding.........................              13,486          14,846
   Retained earnings (accumulated deficit)..................               5,794          (3,262)
   Cumulative translation adjustment........................                  --             (31)
                                                                      ----------       ---------
     Total shareholders' equity.............................              19,280          11,553
                                                                      ----------       ---------
     Total liabilities and shareholders' equity.............            $ 26,877        $ 27,209
                                                                      ----------       ---------
                                                                      ----------       ---------

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

                               THRUSTMASTER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                      Retained      Accumulated
                                                                Common Stock          Earnings         Other
                                                           ---------------------    (accumulated   Comprehensive   Comprehensive
                                                            Shares       Amount       deficit)         Income          Income
                                                           --------     --------    ------------   -------------   -------------
Balance, January 1, 1996......................               3,953     $ 11,877          $ 1,434        $ --           $    --
  Proceeds from issuance of common stock..                     164           71               --
  Tax benefits from stock options exercised..                   --          257               --
  Stock dividend declared (Note 2)............                 123        1,096           (1,096)
  Translation adjustment.........................               --           --               --          --                --
  Net income.....................................               --           --            2,259          --             2,259
                                                           --------     --------       ----------    -----------     -----------
Balance, December 31, 1996..................                 4,240       13,301            2,597          --
  Comprehensive Income 1996                                                                                              2,259
                                                                                                                     -----------
                                                                                                                     -----------
  Proceeds from issuance of common stock..                      54           64               --
  Tax benefits from stock options exercised..                   --          121               --
  Translation adjustment.........................               --           --               --          --                --
  Net income.....................................               --           --            3,197          --             3,197
                                                           --------     --------       ----------    -----------     -----------
Balance, December 31, 1997..................                 4,294       13,486            5,794          --
  Comprehensive Income 1997                                                                                              3,197
                                                                                                                     -----------
                                                                                                                     -----------
  Proceeds from issuance of common stock..                     303          679               --
  Tax benefits from stock options exercised..                   --          681               --
  Translation Adjustment........................                --           --               --         (31)              (31)
  Net loss........................................              --           --           (9,056)         --            (9,056)
                                                           --------     --------       ----------    -----------     -----------
Balance, December 31, 1998...................                4,597     $ 14,846         $ (3,262)       $(31)
                                                           --------     --------      -----------
                                                           --------     --------      -----------
  Comprehensive Income 1998                                                                                            $(9,087)
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

ADVERTISING. Advertising costs which include cooperative advertising and marketing development funds, are expensed as incurred.

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

         Net revenue by geographic region and as a percentage of total revenue for each region outside the United States that constituted more than 10% of the Company's total revenue is as follows:

                                                                             Years Ended December 31,
                                                                      ---------------------------------------
                                                                        1996            1997           1998
                                                                      --------        --------       --------
Net revenue by geographic region:
    Europe........................................                    $ 10,225        $ 13,473       $ 9,256
Net revenue as a % of total revenue:
    Europe........................................                        33.2%           29.6%         35.7%


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


NOTE 8 -- COMMITMENTS


         The Company leases facilities and equipment under non-cancelable operating leases. Certain of the facility leases contain escalation clauses. The following is a schedule by years, through expiration of the facilities leases of future minimum lease payments required under these leases as of December 31, 1998:



                1999.................................                  $705
                2000.................................                   701
                2001.................................                   705
                2002.................................                   725
                2003.................................                   580
                2004.................................                   188
                2005.................................                   188
                2006.................................                   188
                2007.................................                   126


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

         The following table summarizes stock option transactions:

                                                                         Number of Shares
                                                                 --------------------------------
                                                                                      Available
                                                                  Under Option        for Grant
                                                                 --------------      ------------
Balance, January 1, 1996...........................                 700,606            629,869
Granted ($4.125 to $7.625 per share)...............                 340,930           (340,930)
Exercised ($0.25 to $0.75 per share)...............                (169,023)                --
Cancelled ($0.485 to $5.34 per share)..............                (138,535)           138,535
                                                                -----------         ----------
Balance, December 31, 1996.........................                 733,978            427,474
Granted ($8.675 to $15.75 per share)...............                 243,470           (243,470)
Exercised ($0.243 to $8.495 per share).............                 (41,394)                --
Cancelled ($4.733 to $8.75 per share)..............                 (40,233)            40,233
                                                                -----------         ----------
Balance, December 31, 1997.........................                 895,821            224,237
Authorization of additional shares                                       --          1,000,000
Granted ($2.75 to $12.375 per share)...............                 811,190           (811,190)
Exercised ($0.243 to $8.617 per share).............                (303,745)                --
Cancelled ($0.243 to $15.75 per share).............                (357,349)           357,349
                                                                -----------         ----------
Balance, December 31, 1998.........................               1,045,917            770,396
                                                                -----------         ----------
                                                                -----------         ----------

         The exercise price of the outstanding options at December 31, 1998 ranged between $0.24 and $15.75 per share. The weighted average exercise price of outstanding options was $4.12 at December 31, 1998.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      ------------------------------------------------    ------------------------------
                                           WEIGHTED
                      OUTSTANDING AT       AVERAGE         WEIGHTED        EXERCISABLE       WEIGHTED
      RANGE OF         DECEMBER 31,      CONTRACTUAL        AVERAGE            AT             AVERAGE
      EXERCISE             1998           REMAINING        EXERCISE       DECEMBER 31,       EXERCISE
       PRICES                                LIFE            PRICE            1998             PRICE
   ---------------    ---------------    -------------    ------------    --------------    ------------
   $0.24--$0.73          128,488             4.1            $ 0.36           128,488          $ 0.36
   $2.43--$3.00          292,400             8.2              2.77            82,400            2.52
   $3.50--$5.34          475,728             8.6              4.04            74,372            4.94
   $8.62--$8.75           89,801             8.2              8.68            20,712            8.68
  $11.50--$12.38          49,500             9.2             12.07                --              --
      $15.75              10,000             8.8             15.75             2,500           15.75
                       ---------                                             -------
                       1,045,917                                             308,472

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

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1996        1997        1998
                                                                 ---------    --------    --------
              Net income (loss)- as reported...............        $2,259      $3,197    ($9,056)
              Net income (loss)- pro forma.................         2,173       2,987     (9,321)
              Net income (loss) per share-as reported
                   Basic...................................          0.54        0.75      (2.07)
                   Diluted.................................          0.51        0.69      (2.07)
              Net income (loss) per share--pro forma
                   Basic...................................          0.52        0.70      (2.13)
                   Diluted.................................          0.49        0.64      (2.13)


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

The Company has federal and state net operating loss carryforwards of $6,000 and $13,900 respectively, that expire in 2019. The Company has accumulated unused research and experimination credits of approximately $417 that expire from 2012-2019. The Company also has Alternative Minimum Tax (AMT) credits in the amount of $164 which may be carried forward indefinitely.

NOTE 11--EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted computations of earnings per share:

                                                                INCOME                    PER SHARE
                                                                (LOSS)        SHARES        AMOUNT
                                                              -----------    ---------    ----------
    YEAR ENDED DECEMBER 31, 1998
    Basic earnings (loss) per share:
       Loss available to common shareholders............      $(9,056)        4,380        $(2.07)
                                                                                          -------
                                                                                          -------
    Effect of dilutive securities
       Stock options issuable...........................           --            --
    Diluted earnings (loss) per share:
                                                             --------        ------
       Loss available to common shareholders............      $(9,056)        4,380        $(2.07)
                                                             --------        ------       -------
                                                             --------        ------       -------
    YEAR ENDED DECEMBER 31, 1997
       Basic earnings per share:
       Income available to common shareholders..........       $3,197         4,268        $ 0.75
                                                                                          -------
                                                                                          -------
    Effect of dilutive securities

       Stock options issuable...........................           --           392
    Diluted earnings per share:
                                                             --------        ------
       Income available to common shareholders..........       $3,197         4,660        $ 0.69
                                                             --------        ------       -------
                                                             --------        ------       -------
    YEAR ENDED DECEMBER 31, 1996
       Basic earnings per share:

       Income available to common shareholders..........       $2,259         4,182        $ 0.54
                                                                                          -------
                                                                                          -------
    Effect of dilutive securities
       Stock options issuable...........................           --           286
    Diluted earnings per share:
                                                             --------        ------
       Income available to common shareholders..........       $2,259         4,468        $ 0.51
                                                             --------        ------       -------
                                                             --------        ------       -------

NOTE 12--401 (k) PLAN

         The Company has a 401(k) Plan (the "Plan") covering substantially all employees meeting minimum service requirements. The Plan allows the Company to make discretionary matching contributions. The Company provided discretionary contributions of $35, $45, and $46 for the years ended December 31, 1996, 1997, and 1998, respectively.


NOTE 13--SUBSEQUENT EVENT

         On January 28, 1999, and in connection with equity line financing provided to the Company, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock and warrants exercisable for an aggregate of 70,754 shares of Common Stock. The purchase price for the Common Stock issued to the investors was $16.00 per share. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share. The exercise price for the remaining warrant shares is $22.40 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS

         Certain information with respect to the directors and executive officers of the Company is set forth below. The Board of Directors is composed of eight members who are divided into three classes, designated Class A, Class B and Class C. Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. Each class of directors is elected for a three-year term or until their successors are duly elected. All executive officers are elected by the Board of Directors and serve until their successors are duly elected by the Board of Directors.


NAME                             AGE                POSITION WITH THE COMPANY
----                             ---                -------------------------
C. Norman Winningstad            73       Chairman of the Board (Class B director with term expiring in 1999)

Frank G. Hausmann                41       President, Chief Executive Officer and Director (Class A
                                              director with term expiring in 2001)

Robert L. Carter                 56       Director (Class A director with term expiring in 2001)

Graham E. Dorland                57       Director (Class C director with term expiring in 2000)

General Merrill A. McPeak        63       Director (Class B director with term expiring in 1999)

G. Gerald Pratt                  71       Director (Class A director with term expiring in 2001)

Milton R. Smith                  63       Director (Class A director with term expiring in 2001)

Frederick M. Stevens             62       Vice Chairman of the Board (Class C director with term
                                              expiring in 2000)

David K. Bergeson                40       Vice President, Sales

Frank M. Bouton                  54       Vice President, New Technologies

G. Edward Brightman              41       Vice President, Operations

Ronald J. Resnick                50       Vice President, Marketing


         C. NORMAN WINNINGSTAD has served as Chairman of the Board since February 1994. He has served as a director of the Company since its inception. From 1970 to October 1991, Mr. Winningstad held at various times the positions of Chairman of the Board, Vice-Chairman, President and Chief Executive Officer of Floating Point Systems, Inc., a manufacturer of scientific computers. Mr. Winningstad has a B.S. degree in Electrical Engineering from the University of California at Berkeley, an M.B.A. degree from Portland State University, and an Honorary Doctorate of Law degree from Pacific University.

         FRANK G. HAUSMANN became a member of the Board of Directors in October 1998. He has been employed by the Company since July 1998, serving as President and Chief Executive Officer since October 1998 and Vice President, Finance and Administration and Chief Financial Officer prior to that time. From August 1997 to May 1998, Mr. Hausmann was Vice President, Finance and Chief Financial Officer of Atlan Telecom, Inc., a developer of enhanced facsimile and voice-mail solutions. From September 1995 to July 1997, he served as Vice President, Corporate Development and General

Counsel of Diamond Multimedia Systems, Inc., a designer and marketer of computer peripherals such as modems and graphics and sound cards. From June 1993 to September 1995, Mr. Hausmann was Executive Vice President and Chief Financial Officer for Supra Corporation, a designer and marketer of modems that was acquired by Diamond Multimedia Systems, Inc. in September 1995. Mr. Hausmann received B.S. degrees in economics and political science from Willamette University and a J.D. degree from the University of Oregon. He is a member of the Oregon State Bar.

         ROBERT L. CARTER has been a director of the Company since 1990, and is a former Chairman, President and Chief Executive Officer of the Company. Mr. Carter was the Company's first full-time employee and played a key role in the early design and development of certain ThrustMaster products. He has been the President and Chief Executive Officer of Military Simulations, Inc., a publisher of entertainment software, since December 1993. He received a B.S.M.E. degree from the University of Missouri.

         GRAHAM E. DORLAND became a member of the Board of Directors in November 1993. Mr. Dorland is President of Dorland and Associates, a consulting group, and President and Chief Executive Officer of Nautamatic Marine Systems, Inc., a manufacturer of marine autopilots located in Newport, Oregon. From June 1993 to January 1995, he was Managing Partner of Snobird Aircraft Partners, a developer of experimental aircraft. From May 1982 to December 1992, Mr. Dorland was Chairman and President of ABX Air Inc., the wholly-owned airline subsidiary of Airborne Freight Corporation, doing business as Airborne Express.

         GENERAL MERRILL A. MCPEAK became a member of the Board of Directors in March 1996. He has been the President of McPeak and Associates, an international aerospace consulting firm, since January 1995. General McPeak spent 37 years in the United States Air Force, and was Chief of Staff from October 1990 to October 1994, when he retired. He is a member of the Boards of Directors of Tektronix, Inc., Praegitzer Industries, Inc., TWA, Inc. and ECC International Corp., where he serves as Chairman of the Board. He holds a B.A. degree in economics from San Diego State University and an M.S. degree in international relations from George Washington University.

         G. GERALD PRATT has been a director of the Company since its inception. Since 1980, Mr. Pratt has been a private venture capitalist. Mr. Pratt has been a trustee of the Meyer Memorial Trust, a charitable trust, since 1978.

         MILTON R. SMITH has been a director of the Company since its inception. Mr. Smith served as the Company's President from October 1992 until May 1994 and as the Company's Secretary from July 1990 until April 1993 and again from December 1994 until May 1995. Since April 1997, Mr. Smith has been a member of the Board of Directors of Integrated Measurement Systems, Inc., a manufacturer of high performance engineering test stations. Mr. Smith was the President and Chief Executive Officer of Zeelan Technology, Inc., a software engineering company, from October 1994 until April 1995. Since May 1995, Mr. Smith has been a private venture capitalist. He recently completed terms as a member of the national Board of Directors and as Chairman of the Oregon Council of the American Electronics Association. He received a B.S. degree in physics from Portland State University, an M.S.E.E. degree from Oregon State University, and a J.D. degree from Lewis and Clark College.

         FREDERICK M. STEVENS became a member of the Board of Directors in December 1993. From April 1988 until his retirement in January 1991, Mr. Stevens was the Chairman of the Board and Chief Executive Officer of Fred Meyer, Inc.

         DAVID K. BERGESON has been employed by the Company since May 1997 as Vice President, Sales. From August 1995 to April 1997, he was National Sales Manager at Creative Labs. Mr. Bergeson has held senior sales positions in the retail computer industry over the past 12 years. Mr. Bergeson started in the computer industry with Epson America. He later joined NEC Technologies as a Regional Director from October 1989 through October 1991. Mr. Bergeson co-founded Personal Computer Solutions in 1991, where he served as Vice President of Sales and Marketing until June 1994.

         FRANK M. BOUTON joined the Company in June 1992, having previously consulted with Robert L. Carter on the development of the Company's original products. He has been Vice President, New Technologies, since January 1996. From October 1992 to January 1996, he was Vice President, Engineering. From January 1987 to June 1992, Mr. Bouton was the President and owner of THECO Logic, Inc., a designer and manufacturer of hardware and software products for the medical field.

         G. EDWARD BRIGHTMAN has been employed by the Company since August 1992 and became Vice President, Operations, in October 1992. He has 14 years' experience in manufacturing and operation management. From October 1983 to August 1992, Mr. Brightman worked for Toyota Motor Sales, Toyota Motor Manufacturing and Vehicle Processors Inc. in management positions at several assembly plants and import facilities.

         RONALD J. RESNICK has been employed by the Company since May 1996 as Vice President, Marketing. Prior to joining the Company he was a marketing consultant from August 1995 until April 1996. From April 1994 through July 1995, Mr. Resnick was the Vice President and Publisher at Infotainment World, Inc., a book and magazine publishing company. He was Vice President, Business Development, at Prima Publishing, a book publishing company, from March 1992 until March 1994, and Product Marketing Manager at Software Toolworks, Inc., an entertainment software publishing company, from July 1990 to December 1991. Mr. Resnick has a B.S. degree in electrical engineering from Rutgers University.

         There are no arrangements or understandings pursuant to which any person has been appointed as an executive officer or director of the Company. The Company has no employment contracts with any of its executive officers or directors.

         FAMILY RELATIONSHIPS

         There are no family relationships between any director, executive officer or person nominated or chosen to be a director or executive officer, and any other director, executive officer or person nominated or chosen to become a director or executive officer of the Company.

         COMPENSATION OF DIRECTORS

         During 1998, each nonemployee director received an annual fee of $5,000, an additional $1,000 for each Board meeting and committee meeting attended in person (unless the committee meeting was held on the same day as a Board meeting), and $500 for each Board and committee meeting attended via telephone. Upon becoming a director, each nonemployee director received options to purchase 16,480 shares of Common Stock under the Directors' Nonqualified Stock Option Plan of the Company. In 1998, each nonemployee director who had been a director for more than one year received options to purchase 5,000 shares of Common Stock at a price equal to its fair market value on the date of grant. No employee director receives additional compensation for his service as a director.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee during 1998 were Messrs. Carter, Stevens, Winningstad and General McPeak. Mr. Carter is a former Chairman, President and Chief Executive Officer of the Company. No executive officer of the Company serves as a member of the Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and any persons who beneficially own more than 10 percent of the Company's Common Stock to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for such reports have been established. Persons subject to the Section 16(a) reporting requirements are required to furnish the Company copies of all
Section 16(a) reports they file with the SEC. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations that no other reports are required, all Section 16(a) filing requirements applicable to such reporting persons have been complied with since the Company became subject to the Exchange Act provisions in March 1995.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company during 1996, 1997 and 1998 to the Company's Chief Executive Officer, the other four most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 1998 and the Company's former President and Chief Executive Officer, Stephen A. Aanderud, whose employment with the Company terminated during 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE



                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                           AWARDS
                                                                         ------------
                                                ANNUAL COMPENSATION       SECURITIES             ALL OTHER
                                               ----------------------    UNDERLYING             COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR        SALARY       BONUS (1)      OPTIONS (2)               (3)
---------------------------        ----        ------       ---------     ------------          ------------
Frank G. Hausmann (4)              1998        $ 82,150       $ 25,000         190,000(5)            --
     PRESIDENT AND CEO

Stephen A. Aanderud (6)            1998         135,958             --          88,700(7)        $64,362(8)
    FORMER PRESIDENT AND CEO       1997         155,000         69,168          45,450             3,304
                                   1996         135,000         65,299          25,750             2,250

Ronald J. Resnick (9)              1998         142,000             --          23,500(7)          2,130
     VICE PRESIDENT,               1997         130,000         42,088           9,270             1,073
       MARKETING                   1996          78,692         28,172          41,020                --

David K. Bergeson (10)             1998         142,000             --          23,500(7)          1,509
      VICE PRESIDENT, SALES        1997          87,823         33,593          40,000                --

G. Edward Brightman                1998         125,000             --          23,500(7)          1,016
     VICE PRESIDENT,               1997         110,000         35,228           9,270               968
       OPERATIONS                  1996          90,000         32,445          18,540               988

Frank Bouton                       1998         110,000             --          13,500             1,031
     VICE PRESIDENT,               1997         100,000         38,460           9,270               989
       NEW TECHNOLOGIES            1996          85,000         36,770          16,480               970


----------------
(1) Cash bonuses are paid to executive officers of the Company based upon their individual contributions to the Company and the Company's overall performance. Bonuses for a given year are paid in the first quarter of the following year.

(2) The number of shares reflects a 3% stock dividend declared by the Board of Directors on January 21, 1997.

(3) Unless otherwise noted, consists solely of the Company's matching contributions under its 401(k) plan.

(4) Mr. Hausmann joined the Company in July 1998 as Vice President, Finance and Administration and Chief Financial Officer. He was appointed President and Chief Executive Officer in October 1998.

(5) Includes 80,000 replacement options granted upon surrender of options previously granted. Surrendered options had an exercise price of $7.00 per share.

(6) Mr. Aanderud served as the Company's President and Chief Executive Officer until October 1998.

(7) Represents replacement options granted upon surrender of options previously granted. Surrendered options had exercise prices ranging from $11.50 to $12.375 per share.

(8) Consists of $2,745 of the Company's matching contributions under its 401(k) plan and $61,617 in severance and accrued vacation time payments.

(9)   Mr. Resnick joined the Company in May 1996.

(10)  Mr. Bergeson joined the Company in May 1997.


         OPTION GRANTS

         The following table sets forth information with respect to grants of stock options to the Named Executive Officers during 1998.


                              OPTION GRANTS IN 1998


                                                                                       POTENTIAL REALIZABLE
                                NUMBER OF     PERCENT OF                             VALUE AT ASSUMED ANNUAL
                                 SHARES         TOTAL                                 RATES OF STOCK PRICE
                               UNDERLYING      OPTIONS     EXERCISE                  APPRECIATION FOR OPTION
                                 OPTIONS      GRANTED TO   PRICE PER                         TERM (3)
                                 GRANTED      EMPLOYEES      SHARE      EXPIRATION   -------------------------
            NAME                   (1)         IN YEAR        (2)          DATE          5%           10%
------------------------       -----------    ---------    ---------    ----------   -----------     ---------
Frank G. Hausmann                80,000(4)        9.7%       $3.50       10/01/08      $ 176,000     $ 446,248
                                110,000          13.4         2.75       10/12/08        190,241       482,107

Stephen A. Aanderud(5)           88,700(4)       10.8         3.50       10/09/99        195,240       494,777

Ronald J. Resnick                13,500(4)        1.6         3.50       10/01/08         29,715        75,304
                                 10,000           1.2         3.00       12/01/08         18,857        47,612

David K. Bergeson                13,500(4)        1.6         3.50       10/01/08         29,715        75,304
                                 10,000           1.2         3.00       12/01/08         18,857        47,612

G. Edward Brightman              13,500(4)        1.6         3.50       10/01/08         29,715        75,304
                                 10,000           1.2         3.00       12/01/08         18,857        47,612

Frank M. Bouton                   9,450           1.2        12.375      02/02/08         73,545       186,378
                                  4,050            .5        11.50       05/21/08         29,291        74,229


-----------------------------
(1) Options may terminate before their expiration dates if the optionee's status as an employee or director is terminated. One-fourth of the shares of Common Stock covered by each such option vests and becomes exercisable on each of the first four anniversaries of the grant date.

(2) Based on the closing prices of the Common Stock as reported on The Nasdaq National Market on the respective grant dates.

(3) This column shows the hypothetical gains or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

(4) Replacement options granted upon surrender of options previously granted. Surrendered options had exercise prices ranging from $7.00 to $12.375 per share.

(5) Upon termination of Mr. Aanderud's employment with the Company, all of his options vested and are exerciseable through October 9, 1999.

         AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth certain information regarding exercises of stock options during 1998 by the Named Executive Officers and the year-end value of options held by such individuals.

         AGGREGATE OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES


                                                               NUMBER OF SHARES
                                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                               SHARES                             OPTIONS AT             IN-THE-MONEY OPTIONS AT
                              ACQUIRED                         DECEMBER 31, 1998           DECEMBER 31, 1998(1)
                                 ON          VALUE         ---------------------------  ---------------------------
       NAME                   EXERCISE      REALIZED       EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------         --------    ----------       -----------   -------------  -----------   -------------
Frank G. Hausmann                   --    $       --              --       190,000      $        --    $2,457,500
Stephen A. Aanderud            169,180       894,760           3,400            --           42,500            --
Ronald J. Resnick                   --            --          22,917        51,053          241,708       574,687
David K. Bergeson                   --            --          10,000        53,500           72,500       516,250
G. Edward Brightman                 --            --          64,267        39,723          940,548       452,032
Frank M. Bouton                     --            --          10,557        28,693          106,823       193,534


---------------------------------
(1) Calculated based on the difference between the option exercise price and the closing price of the Common Stock on December 31, 1998 as reported on The Nasdaq National Market ($16.00 per share). The potential values have not been, and may never be, realized. The underlying options have not been, and may never be, exercised. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership, as of April 30, 1999, unless otherwise indicated, of the Company's Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and
(iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Shares of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.



                                                          SHARES             PERCENT
                 NAME AND ADDRESS                      BENEFICIALLY        BENEFICIALLY
             OF BENEFICIAL OWNER (1)                    OWNED (2)           OWNED (2)
----------------------------------------------         -------------       ------------
C. Norman Winningstad (3)                                 483,220               9.9
Sawtooth Capital Management, L.P. (4)                     448,400               9.2
G. Gerald Pratt (5)                                       416,108               8.5
Robert A. Simms, Sr. (6)
     55 Railroad Ave.
     Greenwich, CT 06830                                  319,850               6.6
Milton R. Smith (7)                                       271,492               5.5
Robert L. Carter (8)                                      248,685               5.1
G. Edward Brightman (9)                                    75,004               1.5
Frank Bouton (10)                                          38,523               *
Graham E. Dorland (11)                                     35,290               *
Ronald J. Resnick (12)                                     30,535               *
Frederick M. Stevens (13)                                  24,308               *
David K. Bergeson (14)                                     20,000               *
General Merrill A. McPeak (15)                             12,360               *
Stephen A. Aanderud                                             0               *
Frank G. Hausmann (16)                                          0               *
All Executive Officers and
    Directors as a group (12 persons) (17)              1,655,525              32.0

--------------------------------
*      Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner identified is c/o ThrustMaster, Inc., 7175 NW Evergreen Parkway #400, Hillsboro, Oregon 97124.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. For purposes of this table, a person is deemed to be the beneficial owner of securities that (i) can be acquired by such person within 60 days after April 30, 1999 upon the exercise of options or warrants and (ii) are held by such person's spouse or other immediate family member sharing such person's household. Each beneficial owner's percentage ownership set forth above is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days after April 30, 1999 have been exercised or converted.

(3) Includes 64,010 shares beneficially owned with spouse and 19,570 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 10,150 shares subject to options exercisable more than 60 days after April 30, 1999.

(4) Includes 250,480 shares beneficially owned by with Sawtooth Partners, L.P. Sawtooth Capital Management, L.P. is a registered investment advisor whose clients, including Sawtooth Partners, L.P., have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, shares of Common Stock. No person, other than Sawtooth Partners, L.P., holds more than five percent of the shares. Sawtooth Capital Management, L.P. is the sole general partner of Sawtooth Partners, L.P. Sawtooth Capital Management, Inc.
       is the sole general partner of Sawtooth Capitol Management, L.P., and Bartley B. Blout is the controlling shareholder of Sawtooth Capital Management, Inc. The address for all of these persons is 100 Wilshire Blvd., 15th Floor, Santa Monica, CA 90401. This information is based on a Schedule 13G filed March 22, 1999.

(5) Includes 16,480 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 13,240 shares subject to options exercisable more than 60 days after April 30, 1999.

(6) Share ownership based on a Schedule 13D/A filed April 23, 1999. Includes 98,450 shares beneficially owned with Simms Capital Management, Inc.

(7) Includes 69,010 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 10,150 shares subject to options exercisable more than 60 days after April 30, 1999.

(8) Excludes 10,150 shares subject to options exercisable more than 60 days after April 30, 1999.

(9) Includes 71,220 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 32,770 shares subject to options exercisable more than 60 days after April 30, 1999.

(10) Includes 18,154 shares beneficially owned with spouse and 20,369 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 18,881 shares subject to options exercisable more than 60 days after April 30, 1999.

(11) Includes 2,480 shares beneficially owned with spouse and 19,570 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 10,150 shares subject to options exercisable more than 60 days after April 30, 1999.

(12) Includes 30,535 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 38,435 shares subject to options exercisable more than 60 days after April 30, 1999.

(13) Includes 4,738 shares beneficially owned with spouse and 19,570 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 10,150 shares subject to options exercisable more than 60 days after April 30, 1999.

(14) Includes 20,000 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 43,500 shares subject to options exercisable more than 60 days after April 30, 1999.

(15) Includes 12,360 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 13,240 shares subject to options exercisable more than 60 days after April 30, 1999.

(16) Excludes 190,000 shares subject to options exercisable more than 60 days after April 30, 1999.

(17) Includes 298,684 shares subject to options exercisable within 60 days after April 30, 1999. Excludes 400,816 shares subject to options exercisable more than 60 days after April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                 SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 AND RULE 12B-15 PROMULGATED THEREUNDER, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THE REGISTRANT'S 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


         Date:  May 17, 1999


                                         THRUSTMASTER, INC.


                                       By  /s/  Frank G. Hausmann
                                           ------------------------------------
                                           Frank G. Hausmann
                                           President and Chief Executive Officer