Form 10-Q
period 1999-03-31
THRUSTMASTER INC
filed 1999-05-17
CIK 932290

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Common stock, no par value                         4,874,019 shares
        (Class)                              (Outstanding at May 11, 1999)


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               THRUSTMASTER, INC.

                               Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                                 Page No.
                                                                               --------
Item 1.  Financial Statements

           Consolidated Balance Sheets.......................................     2

           Consolidated  Statements of Operations............................     3

           Consolidated Statements of Cash Flows.............................     4

           Consolidated Statements of Changes in
                Shareholders' Equity.........................................     5

           Notes to Consolidated Financial Statements........................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................     7

SIGNATURES....................................................................   13

                               THRUSTMASTER, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             March 31,        December 31,
                                                               1999              1998
                                                          ------------        ------------
                                                           (Unaudited)
                            ASSETS

Current assets:
    Cash and cash equivalents                              $    224           $    460
    Accounts receivable, net                                  7,253             10,581
    Inventories                                               7,690              6,786
    Prepaid expenses and other                                  487                252
    Income taxes receivable                                       -              2,078
    Deferred income taxes                                     4,670              4,677
                                                           ----------         ----------
      Total current assets                                   20,324             24,834
Plant and equipment, net                                      2,131              2,350
Other                                                            25                 25
                                                           ----------         ----------
      Total assets                                         $ 22,480           $ 27,209
                                                           ----------         ----------
                                                           ----------         ----------


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Operating line of credit                               $  3,089           $  5,821
    Accounts payable                                          2,500              7,202
    Accrued liabilities                                       1,630              2,633
                                                           ----------         ----------
      Total liabilities                                       7,219             15,656

Shareholders' equity:
    Preferred stock                                               -                  -
    Common stock                                             18,848             14,846
    Accumulated deficit                                      (3,520)            (3,262)
    Cumulative translation adjustment                           (67)               (31)
      Total shareholders' equity                             15,261             11,553
                                                           ----------         ----------
      Total liabilities and shareholders' equity           $ 22,480           $ 27,209
                                                           ----------         ----------
                                                           ----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.


                               THRUSTMASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     1999              1998
                                                  --------          --------
Revenues                                          $ 8,253           $ 6,282
Cost of goods sold                                  6,467             4,792
                                                  --------          --------
  Gross profit                                      1,786             1,490

Operating expenses:
    Research and engineering                          338               722
    Selling, general and administrative             1,626             2,708
                                                  --------          --------
      Total operating expenses                      1,964             3,430
Loss from operations                                 (178)           (1,940)
Interest/other income (expense)                      (219)               30
                                                  --------          --------
Loss before income taxes                             (397)           (1,910)
Benefit from income taxes                            (139)             (669)
                                                  --------          --------
     Net loss                                     $  (258)          $(1,241)
                                                  --------          --------
                                                  --------          --------
    Net loss per share:
      Basic                                       $ (0.05)          $ (0.29)
                                                  --------          --------
                                                  --------          --------
      Diluted                                     $ (0.05)          $ (0.29)
                                                  --------          --------
                                                  --------          --------

    Weighted average shares outstanding:
      Basic                                         4,783             4,303
                                                  --------          --------
                                                  --------          --------
      Diluted                                       4,783             4,303
                                                  --------          --------
                                                  --------          --------

The accompanying notes are an integral part of these consolidated financial statements.


                               THRUSTMASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                          ------------------------
                                                                             1999           1998
                                                                          ---------     ----------
Cash flows from operations:
    Net loss                                                              $  (258)       $ (1,241)
    Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
        Depreciation                                                           253             230
        Deferred income taxes and taxes receivable                           2,085            (88)
        Changes in operating assets and liabilities:
           Accounts receivable                                               3,328           9,026
           Inventories                                                       (904)             986
           Prepaid expenses and other assets                                 (271)         (1,058)
           Payables and accrued liabilities                                (5,705)         (4,358)
                                                                          ---------      ---------
              Net cash provided by (used in) operating activities          (1,472)           3,497
                                                                          ---------      ---------
Cash flows used in investing activities:
    Purchase of plant and equipment                                           (34)           (291)

Cash flows from financing activities:
    Payments on line of credit                                             (2,732)         (1,110)
    Proceeds from issuance of common stock                                   4,002              41
                                                                          ---------      ---------
              Net cash provided by (used in) financing activities            1,270         (1,069)
                                                                          ---------      ---------
              Net increase (decrease) in cash
                and cash equivalents                                         (236)           2,137

Cash and cash equivalents, beginning of period                                 460             449
                                                                          ---------      ---------
Cash and cash equivalents, end of period                                  $    224       $   2,586
                                                                          ---------      ---------
                                                                          ---------      ---------

     The accompanying notes are an integral part of these consolidated financial statements.


                               THRUSTMASTER, INC.
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                         Accumulated
                                                Common Stock                               Other          Accumulated
                                         ------------------------      Accumulated     Comprehensive     Comprehensive
                                           Shares        Amount          Deficit           Loss               Loss
                                         ----------    ----------      ------------    -------------     -------------
Balance, January 1, 1999                   4,597        $ 14,846         $ (3,262)      $    (31)

Issuance of stock equity funding             250           3,950

Stock options exercised                       24              52                -

Translation Adjustment                         -               -                -            (36)              (36)

Net loss                                       -               -             (258)                            (258)
                                         ----------    ----------      ------------    -------------     -------------
Balance, March 31, 1999                    4,871        $ 18,848         $ (3,520)      $    (67)
                                         ----------    ----------      ------------    -------------
                                         ----------    ----------      ------------    -------------

   Comprehensive Income, March 31, 1999                                                                   $   (294)
                                                                                                         -------------
                                                                                                         -------------

                The accompanying notes are an integral part of these consolidated financial statements.

                                      5

                               THRUSTMASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1  --  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of ThrustMaster, Inc., (the "Company"), an Oregon corporation, and its wholly-owned subsidiaries, Thrustmaster (Europe) Limited, and its wholly-owned subsidiary Thrustmaster (Deutschland) GmbH, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2  --  INVENTORIES

         Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories are as follows:

                                     March 31,                  December 31,
                                       1999                        1998
                                    -----------                 ------------
Raw materials                         $    527                   $    1,072
Work in progress                            27                           34
Finished goods                           7,136                        5,680
                                    -----------                 ------------
                                      $  7,690                   $    6,786
                                    -----------                 ------------
                                    -----------                 ------------

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The discussion and analysis below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding year 2000 compliance and compliance costs, the adequacy of funds to meet the Company's current or future cash needs and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth in the Company's annual report on Form 10-K under the heading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                        Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                    1999                  1998
                                                   ------                ------
     Revenues                                      100.0%                100.0%
     Cost of goods sold                             78.4                  76.3
                                                   ------                ------
       Gross profit                                 21.6                  23.7

     Operating expenses:
         Research and engineering                    4.1                  11.5
         Selling, general and administrative        19.7                  43.1
                                                   ------                ------
           Total operating expenses                 23.8                  54.6
                                                   ------                ------
     Loss from operations                          (2.2)                (30.9)
     Interest/other income (expense)               (2.6)                   0.5
                                                   ------                ------
     Loss before income taxes                      (4.8)                (30.4)
     Benefit from income taxes                     (1.7)                (10.6)
                                                   ------                ------
       Net loss                                    (3.1)%               (19.8)%
                                                   ------                ------
                                                   ------                ------

REVENUES

         Revenues for the three months ended March 31, 1999 were $8,253,000, an increase of $1,971,000, or 31.4%, compared to $6,282,000 for the three months ended March 31, 1998. Revenues increased primarily as a result of stronger sales in Europe, increased OEM sales, and the introduction of new products, including the Company's new software product, Talk n' Play, which was introduced in January, 1999.

GROSS PROFIT

         The Company continued to experience higher than normal returns and decreasing selling prices due to competitive pressures causing a decrease in gross profit percentage for the quarter ended March 31, 1999 compared to the same periods of the prior year. Gross profit for the three months ended March 31, 1999 was $1,786,000, an increase of $296,000, or 19.9%, compared to
$1,490,000 for the three months ended March 31, 1998. As a percentage of revenues, gross profit was 21.6% for the three months ended March 31, 1999 compared to 23.7% for the three months ended March 31,1998. Gross profit as a percentage of revenue decreased primarily due to: a continuation of higher than normal returns as a result of general end-user product installation challenges in a Windows environment, and competitive pricing pressures.

RESEARCH AND ENGINEERING

         Research and engineering expenses were $338,000 for the quarter ended March 31,1999, a decrease of $384,000, or 53.2%, compared to $722,000 for the quarter ended March 31,1998. This decrease was a result of a reduction in personnel in 1999. As a percentage of revenues, research and engineering expenses were 4.1%, for the three months ended March 31, 1999, compared to 11.5% for the three months ended March 31, 1998. The decrease in research and engineering expenses as a percentage of revenues resulted primarily from the increase in revenues, the reduction in personnel in 1999 and, to a lesser extent, the decrease in product development activity.

SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general and administrative expenses were $1,626,000 for the three months ended March 31, 1999, a decrease of $1,082,000, or 40.0%, compared to $2,708,000 for the quarter ended March 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 19.7% for the three months ended March 31, 1999, compared to 43.1% for the three months ended March 31, 1998. The expense decrease, as a percentage of revenues, resulted primarily from the significant reduction in costs associated primarily with sales incentive programs, marketing development costs, and advertising.

INTEREST/OTHER  INCOME (EXPENSE)

         Interest income was $5,000 for the three months ended March 31, 1999, a decrease of $25,000, or 80.0%, compared to $30,000 for the quarter ended March 31, 1998. Interest expense was $102,000 for the three months ended March 31, 1999, an increase of $99,000, compared to $3,000 for the quarter ended March 31,1998. Foreign currency transaction losses were $122,000 for the three months ended March 31, 1999, an increase of $122,000, compared to $0 for the quarter ended March 31, 1998. The decreases in interest income was due to lower investment balances in the current quarter compared to those of the same period a year ago. The increase in interest expense was primarily due to higher balances on the operating line of credit in the current quarter compared to those of the same period a year ago. ThrustMaster (Europe) Limited transacts business in currencies other than U.S. Dollars, primarily the British Pound Sterling and German Deutsche Mark. The foreign currency transaction losses in the recent quarter were primarily due to the decreased value of currencies relative to the U.S. Dollar.

BENEFIT FROM INCOME TAXES

         The benefit from income taxes for the three-month period ended March 31, 1999, reflects an effective tax rate of 35.0%. This compares to an effective tax rate of 35.0% for the three-month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

         In late 1998, the Company entered into a demand discretionary $16,000,000 line of credit. The Company has not utilized the line as expected, and there have been operational issues between the lender and the Company.
The Company and the lender have agreed that the Company will replace the lender by July 31, 1999. Simultaneously, the Company and the lender have agreed to reduce the facility to $2,500,000 and reset advance rates to 45% of eligible receivables and 30% of eligible inventory (subject to an inventory sub-limit of $1,500,000). Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate plus 4%. The line of credit is collateralized by substantially all of the Company's assets. The line of credit is a "demand discretionary" credit facility and does not require the Company to maintain working capital and debt-to-equity ratios. At March 31, 1999, $3,089,000 was outstanding under the facility and the Company was in compliance with all loan covenants.

         On January 28, 1999, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock (subject to adjustment as described below) and warrants exercisable for an aggregate of 70,754 shares of Common Stock for an aggregate of $4,000,000. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Company has agreed to issue adjustment shares to the investors for no additional consideration. The number of adjustment shares to be issued will depend upon the average of the lowest 10 days' closing bid prices of the common stock during each of the two consecutive 25-day periods after the effective date of a registration statement to be filed in connection with the issuance of the 250,000 shares. If the relevant average closing bid price during each such 25-day period is $16.00 per share, the same as the market price of the common stock on the date preceding the issuance of the 250,000 shares to the investors, the Company will issue 312,500 adjustment shares. More or less adjustment shares may be issued depending on the relevant average closing price during each 25-day period.

         The Company may elect, subject to the satisfaction of certain conditions, to sell two additional tranches of equity investment. As of the date hereof, the conditions to the additional tranches of investment have not been satisfied. The amount of each additional tranche would range from $1,000,000 to $6,000,000 depending on the price of the Common Stock at the time of the investment. Warrants to purchase additional shares of Common Stock will be issued to investors if the aggregate investment exceeds $12,000,000. There are two reset periods for each tranche, each covering 50% of the shares issued on the applicable closing date. The first reset period is the 25 days after the effective date of a registration statement to be filed in connection with that tranche. The second reset period is the 25 days after the end of the first reset period. For each reset period, the reset price is the average of the lowest ten trading days' closing bid prices during the related 25-day period. The number of shares to be issued at the end of each reset is calculated by (a) multiplying the number of shares subject to price adjustment by (b) (i) an amount equal to 112.5% of the applicable tranche purchase price less the reset price divided by (ii) the reset price. The investors have agreed that, until the expiration of the final reset period in connection with the equity line, they will not enter into certain short sales of the Company's Common Stock. For additional information, see the Company's current report on Form 8-K dated February 16, 1999.

         Net cash used in operating activities was $1,472,000 for the three months ended March 31, 1999. The primary uses of cash were a net loss of $258,000, an increase in inventories of $904,000, an increase in prepaid expenses and other assets of $271,000, and a decrease in payables and accrued liabilities of $5,705,000. These uses were offset in part by decreases in accounts receivable and deferred income taxes and taxes receivable of $3,328,000 and $2,085,000, respectively. This compares to net cash provided by operating activities of $3,497,000 for the three months ended March 31, 1998.

         Capital expenditures for the three months ended March 31, 1999 were $34,000, compared to $291,000 for the same period in the prior year. These expenditures were primarily for new computer equipment and upgrades to the Company product tooling.

         The Company believes that available funds together with borrowings from its credit facility and the issuance of additional equity as described above will be adequate to meet the Company's cash needs during 1999. The Company may require additional capital beyond the amounts currently forecast by the Company. Any such required additional capital may not be available on reasonable terms, if at all, at such time or times as required by the Company.

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

         The Company has begun upgrading or replacing the software packages underlying its financial, production, communication, desktop and other systems, as appropriate, to address the Year 2000 issue. It has also performed an in-depth analysis of its products and begun to modify those that are not Year 2000 compliant. Moreover, the Company has begun to contact all major external third parties that provide products and services to the Company to assess their readiness for the Year 2000.

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

         The Company is in the process of creating contingency plans for its internal information technology systems. These contingency plans are expected to be in place by September 30, 1999. In the event the Company's information technology systems are not Year 2000 compliant by September 30, 1999, the Company will decide at that time whether to implement the necessary contingency plans.

         The Company has queried its important suppliers and service providers and has obtained assurances from those third parties that they are or will be Year 2000 compliant. The inability of those parties to become Year 2000 compliant could have a material adverse effect on the Company. The effects of non-compliance by third parties where no system interface exists is not determinable.

         The Company has made and will continue to make investments in systems and applications to address Year 2000 issues. The Company has not tracked all internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify precisely internal costs incurred to date that are associated with the Year 2000 issue. Identifiable expenditures for these investments were approximately $46,000 through March 31, 1999. Management estimates that additional expenditures in 1999 will total approximately $84,000. Investments to address the Year 2000 issue have been, and are expected to be, funded through cash generated from operations.

         The Company's plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources, and other factors. However, these estimates may not be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

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

         *4.1 Description of Capital Stock contained in the Articles of Incorporation, as amended (See Exhibit 3.1)

        **4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

         *4.3     Form of Certificate for Shares of Common Stock

         *4.4     Form of Representatives' Warrant Agreement among the Company,
                  Cruttenden Roth and Black & Company, Inc.

       ***4.5 Securities Purchase Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto.

       ***4.6     Form of Callable Warrant

       ***4.7 Registration Rights Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto.

         11.1     Statements Regarding Computation of Per Share Earnings.

         27       Financial Data Schedule as of March 31, 1999

-------------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No.
    33-88252-LA).

** Incorporated by reference to the same exhibit number from the Company's Report on Form 10-K for the year ended December 31, 1996.

*** Incorporated by reference to the same exhibit number from the Company's
    Current Report on Form 8-K filed on February 16, 1999.

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

                               THRUSTMASTER, INC.

Date:  May 17, 1999            By     /s/ Frank G. Hausmann
Frank G. Hausmann                  ----------------------------------
                               President and Chief Executive Officer