Form 10-Q
period 1999-06-30
THRUSTMASTER INC
filed 1999-08-16
CIK 932290

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                               -------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

Common stock, no par value                             4,893,426 shares
         (Class)                               (Outstanding at August 11, 1999)
===============================================================================

                               THRUSTMASTER, INC.

                               Index to Form 10-Q

                                                                             PAGE NO.
                                                                             --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets......................................     2

           Consolidated Statements of Operations............................     3

           Consolidated Statements of Cash Flows............................     4

           Consolidated Statements of Changes in
            Shareholders' Equity............................................     5

           Notes to Consolidated Financial Statements.......................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................     8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........    11

SIGNATURES..................................................................    14

                                THRUSTMASTER, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                       June 30,           December 31,
                                                         1999                 1998
                                                     -----------          ------------
                                                     (Unaudited)
                                      ASSETS

Current assets:
    Cash and cash equivalents                          $  2,450             $    460
    Accounts receivable, net                                358                    -
    Inventories                                             261                    -
    Prepaid and other expenses                              130                  134
    Net assets from discontinued operations              10,173               17,737
    Income taxes receivable                                   -                2,078
    Deferred income taxes                                     -                4,677
                                                       --------             --------
      Total current assets                               13,372               25,086
Plant and equipment, net                                    718                  843
Other                                                        25                   25
                                                       --------             --------
      Total assets                                     $ 14,115             $ 25,954
                                                       ========             ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Operating line of credit                           $    671             $  5,821
    Accounts payable                                      1,884                7,202
    Accrued liabilities                                     222                1,378
                                                       --------             --------
      Total current liabilities                           2,777               14,401

Shareholders' equity:
    Preferred stock                                           -                    -
    Common stock                                         24,985               14,846
    Accumulated deficit                                 (13,554)              (3,262)
    Accumulated comprehensive loss                          (93)                 (31)
                                                       --------             --------
      Total shareholders' equity                         11,338               11,553
                                                       --------             --------
      Total liabilities and shareholders' equity       $ 14,115             $ 25,954
                                                       ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THRUSTMASTER, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                               June 30,                     June 30,
                                                                      -----------------------       -----------------------
                                                                         1999          1998           1999           1998
                                                                      ---------      --------       ---------      --------
Revenues                                                              $     375      $      -       $     721      $      -
Cost of goods sold                                                          140             -             240             -
                                                                      ---------      --------       ---------      --------
  Gross profit                                                              235             -             481             -

Operating expenses:
    Research and engineering                                                 93             -             130             -
    Selling, general and administrative                                     493           203             904           406
                                                                      ---------      --------       ---------      --------
      Total operating expenses                                              586           203           1,034           406
Loss from operations                                                       (351)         (203)           (553)         (406)
                                                                      ---------      --------       ---------      --------
Provision (benefit) from income taxes                                     4,532        (1,523)          4,532        (2,192)
                                                                      ---------      --------       ---------      --------
Discontinued operations
Loss from continuing operations                                      (4,883)        1,320          (5,085)        1,786
Loss from discontinued operations                                        (5,011)       (4,149)         (5,207)       (5,856)
                                                                      ---------      --------       ---------      --------
     Net loss                                                         $  (9,894)     $ (2,829)      $ (10,292)     $ (4,070)
                                                                      =========      ========       =========      ========

    Net loss per share from continuing operations:
      Basic                                                           $   (0.99)     $  (0.30)      $   (1.05)     $  (0.41)
                                                                      =========      ========       =========      ========
      Diluted                                                         $   (0.99)     $  (0.30)      $   (1.05)     $  (0.41)
                                                                      =========      ========       =========      ========

    Net loss per share from discontinued operations:
      Basic                                                           $   (1.02)     $  (0.95)      $   (1.07)     $  (1.35)
                                                                      =========      ========       =========      ========
      Diluted                                                         $   (1.02)     $  (0.95)      $   (1.07)     $  (1.35)
                                                                      =========      ========       =========      ========

    Weighted average shares outstanding:
      Basic                                                               4,932         4,372           4,858         4,337
                                                                      =========      ========       =========      ========
      Diluted                                                             4,932         4,372           4,858         4,337
                                                                      =========      ========       =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THRUSTMASTER, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                           1999               1998
                                                                         ---------          --------
Cash flows from operations:
                                                                         ---------          --------
    Net loss                                                             $ (10,292)         $ (4,070)
    Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
        Depreciation                                                           207               225
        Deferred income taxes and taxes receivable                           6,561               (93)
        Changes in operating assets and liabilities:
           Accounts receivable                                                (358)                -
           Inventories                                                        (261)                -
           Net assets from dicontinued operations                             7,564            11,349
           Prepaid expenses and other assets                                     4                 -
           Payables and accrued liabilities                                 (6,536)           (3,686)
                                                                         ---------          --------
             Net cash provided by (used in) operating activities            (2,917)            1,168
                                                                         ---------          --------

Cash flows used in investing activities:
    Purchase of plant and equipment                                            (82)             (577)
Cash flows from financing activities:
    Payments on line of credit                                              (5,150)           (1,110)
    Proceeds from issuance of common stock                                  10,139               364
                                                                         ---------          --------
             Net cash provided by (used in) financing activities             4,989              (746)
                                                                         ---------          --------
             Net increase (decrease) in cash
               and cash equivalents                                          1,990              (155)
Cash and cash equivalents, beginning of Period                                 460               449
                                                                         ---------          --------
Cash and cash equivalents, end of Periond                                $   2,450          $    294
                                                                         ---------          --------
                                                                         ---------          --------

The accompanying notes are an integral part of these consolidated financial statements.

                               THRUSTMASTER, INC.
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                             Accumulated
                                                  Common Stock                                  Other          Accumulated
                                              -------------------        Accumulated        Comprehensive     Comprehensive
                                              Shares       Amount          Deficit               Loss             Loss
                                              ------      -------        -----------        -------------     -------------
Balance, January 1, 1999                      4,597       $14,846          $ (3,262)             $ (31)

Issuance of stock equity funding                250         9,956

Stock options exercised                          44           183                 -

Translation Adjustment                            -             -                 -                (62)                (62)

Net loss                                          -             -           (10,292)                               (10,292)
                                              -----       -------         ---------              -----            --------

Balance, June 30, 1999                        5,141       $24,985         $ (13,554)             $ (93)
                                              =====       =======         =========              =====

   Comprehensive Income, June 30, 1999                                                                            $(10,354)
                                                                                                                  ========

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


         While the transaction is subject to customary closing conditions, including formal approval by the Company's shareholders, the Company has received irrevocable proxies representing more than 50 percent of the Company's outstanding shares approving the transaction. Prior to the expected closing in September 1999, the Company will continue to operate the hardware business for he benefit of the purchaser. The continuing operations of the Company consist of its software business which began in mid-1998 and generated minor revenues in 1999. On or before the closing, the Company is expecting to reduce its workforce to match its future operations.Accumulated Inventories for continuing operations are stated at the lower of cost or market on a first-in, first-out basis. These inventories are as follows:


NOTE 2  --  INVENTORIES FOR CONTINUING OPERATIONS


                               June 30,    December 31,
                                 1999          1998
                               --------    ------------
Raw materials                   $  80          $ -
Finished goods                    181            -
                                -----          ---
                                $ 261          $ -
                                =====          ===

business has been accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying statements of operations. Revenues from these operations were $11,205 for the first six months fo 1999 $30,821; $45,494 and $25,905 for the years ended December 31, 1996, 1997 and
1998, respectively. Certain expenses have been allocated to discontinued operations, based on the number of employees remaining with teh software business, their related employee costs and overhead for facilities and other realted costs adn corporate overhead expenses, the ratio of net assets discontinued to the total net assets of the consolidated entity. The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at June 30, 1999 and December 31, 1998, follow:

On July 27, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardwaire business and its sales and return warranty reserved for approximately $15 million in cash (cash is held in an escrow account pending closing of the transaction), subject to adjustments in specified circumstances.

(Dollars in thousands)                                   June 30,   December 31,
                                                        ---------------------
                                                          1999         1998
                                                        -------       -------
Accounts receivable, net ...........................    $ 4,048       $10,581
Inventories ........................................      6,173         6,786
Prepaid and other expenses .........................        341           117
Tooling, net .......................................      1,228         1,506
                                                        -------       -------
Warranty accrual ...................................       (619)       (1,253)
Loss from July 1 through July 27 on discountinued
     operations.....................................       (998)            -
                                                        -------       -------
     Total assets ..................................    $10,173       $17,737
                                                        =======       =======

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The discussion and analysis below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding year 2000 compliance and compliance costs, the adequacy of funds to meet the Company's current or future cash needs, the sale of substantialy all of the Company's hardware business assets and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth in the Company's annual report on Form 10-K under the heading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

SALE OF THE GAME CONTROLLER BUSINESS (DISCONTINUED OPERATIONS)

         On July 27, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardwaire business and its sales and return warranty reserved for approximately $15 million in cash (cash is held in an escrow account pending closing of the transaction), subject to adjustments in specified circumstances. The game controller business has historically comprised the bulk of the Company's assets, liabilities, revenues and expenses. From its founding in 1990 through 1997, the Company was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors with greater economies of scale entered the game controller market creating an extremely competitive environment characterized by declining prices and increased marketing costs. Company management determined that the Company could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future, and concluded that the Company should sell the game controller business and invest the proceeds in the Company's new Internet communications software business. The sale of the game controller business is expected to close in September 1999.

INTERNET COMMUNICATIONS SOFTWARE BUSINESS (CONTINUING OPERATIONS)

         On May 31, 1998 the Company entered into a license agreement with Intel Corporation that licensed to the Company certain software source code technology related to voice communications over the Internet. The scope of the license was limited primarily to PC gaming and entertainment market where the bulk of the Company's historical business activity was conducted. In December 1998, the Company re-negotiated the license agreement and secured additional terms allowing it to use the technology in additional market segments outside of PC gaming and entertainment.

         In February 1999, the Company shipped its first Internet communications software product into the distribution and retail channels. The product, called Talk n' Play, incorporates the Intel technology and allows up to four people in separate locations to conduct a four-way voice conference over the Internet while they play on-line games. The product also allows the user to participate in certain Internet communities provided by PeopleLink, a provider of outsourced Internet community communications. In June 1999, the Company shipped its second Internet communications product,:
Conference into distribution and retail channel the small-office/home-office market. iConference provides the same four-way Internet voice conferencing capability as Talk n' Play and adds the ability for up to four people to transfer files, share files or share a white board while they are engaged in their voice conference.

         In August 1999, the Company entered into a second license agreement with Intel Corporation that licensed to the Company additional software source code that will enable the Company to accelerate the development of its next generation Internet community, collaboration and communications products. These new products will target the strategic Internet OEM and PC-OEM channels with a greatly enhanced solution. Most of the Company's year-to-date revenue from its new Internet software business has been generated in the computer retail channel.

         The Company shipped its first two Internet communications software products into the computer distribution and retail channel because the Company had established relationships in that channel through the sale of it's hardware game controller products. Moreover, there is significant overlap between the computer software and computer hardware distribution and retail channels. This channel is expensive. Distributors and retailers demand significant financial commitments from the Company with respect to advertising and marketing and provide little "in store" attention and support to a vendor's products. The Company's new Internet communications software products also fall within the new, cutting-edge product category of Internet community and communications. As a result, the Company plans to significantly increase it's advertising and marketing efforts to "get the word out."

        The Company believes that Internet community, collaboration and communications by the mass market is in an early stage of development and will drive the demand for the convergence of real-time data, voice and video multimedia interactivity over the Internet. Currently, most of this technology is "server based." This requires a provider of these services to buy additional computer equipment in order to constantly "scale-up" to meet the increased demands of it's subscribers or visitors. The technology the Company licensed from Intel Corporation is a "client-to-client" solution. This technology allows a provider to enable it's subscribers or visitors with a desktop client software solution that will allow those subscribers or visitors to engage in real-time multimedia communications without being "tied" to the provider's server. The Company believes that the future of Internet community, collaboration and communications will be driven by open, standards-based "client-to-client" technology and solutions.

        The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

         On July 27, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business and its sales and return warranty reserves for approximately $15 million in cash (cash is held in an escrow account pending closing of the transaction), subject to adjustments in specified circumstances. While the transaction is subject to customary closing conditions, including formal approval by the Company's shareholders, the Company has received irrevocable proxies from shareholders representing more than 50 percent of the Company's outstanding shares approving the transaction. Prior to the expected closing in September 1999, the Company will continue to operate the hardware business for the benefit of the purchaser. The continuing operations of the Company consist of its software business which began in mid-1998 and generated minor revenues in 1999. On or before the closing, the Company is expecting to reduce its workforce to match its future operations.

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                Three Months Ended                    Six Months Ended
                                                    June 30,                              June 30,
                                          --------------------------              ------------------------
                                            1999             1998                   1999         1998
                                          ---------      -----------              ---------    -----------
Revenues                                   100.0%            -%                     100.0%          -%
Cost of goods sold                          37.3             -                       33.3           -
                                          ---------      -----------              ---------    -----------
 Gross profit                               62.7             -                       66.7           -

Operating expenses:
Research and engineering                    24.8             -                       18.0           -
  Selling, general and administrative      131.5             -                      125.4           -
                                          ---------      -----------              ---------     -----------
     Total operating expenses              156.3             -                      143.4           -
                                          ---------      -----------              ---------     -----------
Loss from operations                       (93.6)            -                      (76.7)          -
Provision (benefit) from income taxes   (1,208.5)            -                     (628.6)          -
                                          ---------      -----------              ---------     -----------
Loss from continuing operations         (1,302.1)            -                     (705.3)          -
Loss from discontinued operations       (1,336.3)            -                     (722.2)          -
                                          ---------      -----------              ---------     -----------
Net loss                                (2,638.4)%           -%                  (1,427.5)%         -%
                                          ---------      -----------              ---------     -----------
                                          ---------      -----------              ---------     -----------

The continuing operations of the Company consist of its software business which began in mid-1998 and generated minor revenues in 1999.

REVENUES

         Revenues for the three months ended June 30, 1999 were $375,000

GROSS PROFIT

         Gross profit for the three months ended June 30, 1999 was $235,000. As a percentage of revenues, gross profit was 62.7% for the three months ended June 30, 1999.

RESEARCH AND ENGINEERING

         Research and engineering expenses were $93,000 for the quarter ended June 30,1999.

SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general and administrative expenses were $493,000, which represents selling costs and associated general and administrative expense for the three months ended June 30, 1999. Certain expenses have been allocated to discontinued operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and coporate overhead expenses, on the ratio of net assets discontinued to the total net assets of the consolidated entity.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

         In late 1998, the Company entered into a demand discretionary $16,000,000 line of credit. The Company has not utilized the line as expected. The Company and the lender have agreed that the Company will replace the lender by July 31, 1999. The Company and the lender have agreed to reduce the facility to $2,500,000 and reset advance rates to 45% of eligible receivables and 30% of eligible inventory (subject to an inventory sub-limit of $1,500,000). Borrowings are payable on demand and bear interest at a fluctuating rate equal to the prime rate plus 4%. The line of credit is collateralized by substantially all of the Company's assets. The line of credit is a "demand discretionary" credit facility and does not require the Company to maintain working capital and debt-to-equity ratios. At June 30, 1999, $671,000 was outstanding under the facility and the Company was in compliance with all loan covenants. The Company paid off the lender on July 30, 1999.

         On January 28, 1999, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock (subject to adjustment as described below) and warrants exercisable for an aggregate of 70,754 shares of Common Stock for an aggregate of $4,000,000. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The adjustment period lapsed on July 23, 1999 and no adjustment shares were issued. The Company may elect, subject to the satisfaction of certain conditions, to sell one additional tranche of equity investment. As of the date hereof, the conditions to the additional tranche of investment have not been satisfied. The amount of the additional tranche would range from $1,000,000 to $6,000,000 depending on the price of the Common Stock at the time of the investment. The Company could be required to issue additional shares of its Common Stock in connection with any additional tranche of investment to ensure at least a 12.5% return to the investors.

         On June 9, 1999, the Company issued and sold to two investors $6,000,000 aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures may be converted into shares of the Company's Common Stock at any time prior to June 9, 2002. The number of shares into which each Debenture is convertible is equal to the outstanding principal amount of the Debenture divided by the conversion price, which may fluctuate from time to time. See Part II, Item 2.

         Net cash used in operating activities was $2,917,000 for the six months ended June 30, 1999. The primary uses of cash were a net loss of $10,292,000, an increase in inventories of $261,000, and a decrease in payables and accrued liabilities of $6,536,000. These uses were offset in part by decreases in deferred income taxes and taxes receivable assets hold for sale of $6,755,000 and $7,564,000, respectively. This compares to net cash provided by operating activities of $1,168,000 for the six months ended June 30, 1998.

         Capital expenditures for the six months ended June 30, 1999 were $82,000, compared to $577,000 for the same period in the prior year. These expenditures were primarily for new computer equipment.

         The Company believes that available funds to be generated by the aforementioned sale of the hardware business and the issuance of additional equity as described above will be adequate to meet the Company's cash needs during the next Twelve months. The Company may require additional capital beyond the amounts currently forecasted by the Company. Any such required additional capital may not be available on reasonable terms, if at all, at such time or times as required by the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of June 30, 1999, the Company had cash and cash equivalents of $2,450,000 compared to $460,000 as of December 31, 1998. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities.

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

         The Company has made and will continue to make investments in systems and applications to address Year 2000 issues. The Company has not tracked all internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify precisely internal costs incurred to date that are associated with the Year 2000 issue. Identifiable expenditures for these investments were approximately $46,000 through June 30, 1999. Management estimates that additional expenditures in 1999 will total approximately $84,000. Investments to address the Year 2000 issue have been, and are expected to be, funded through cash generated from operations.

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


Item 2.  Changes in Securities and Use of Proceeds

         On June 9, 1999, the Company and two investors, Strong River Investments Inc. ("Strong River") and Bay Harbor Investments Inc. (collectively, the "Investors") entered into a Convertible Debenture Purchase Agreement (the "Debenture Purchase Agreement") pursuant to which the Investors purchased $6,000,000 aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 (the "Debentures").

         The Debentures may be converted into shares of the Company's Common Stock at any time prior to June 9, 2002. The number of shares into which each Debenture is convertible is equal to the outstanding principal amount of the Debenture divided by the conversion price. The conversion price for the first 89 days after June 9, 1999 (the "Closing Date") is $24.00. During the period commencing on the date 90 days and ending on the date 300 days after the Closing Date, the conversion price will be the lesser of (a) $24.00 and (b) 88.89% of the average of the lowest closing bid prices per share of the Company's Common Stock during the 25 trading days preceding the conversion date. After the date 300 days after the Closing Date, the conversion price will remain equal to the conversion price in effect on the date 300 days after the Closing Date.

         In connection with the Debenture Purchase Agreement, the Company agreed to issue a warrant to Strong River (the "Warrant") in exchange for Strong River's waiver of certain rights under the Securities Purchase Agreement, dated as of January 28, 1999, between the Company, Strong River and two private investors. The number of shares of the Company's Common Stock issuable upon exercise of the Warrant depended upon the market price of the Common Stock during specified periods. Due to the market price of the Company's Common Stock during these periods, the Company will not be required to issue any shares of Common Stock under the Warrant.

         The initial sale of the Debentures and the Warrant was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act for offerings not involving a public offering. The Investors are sophisticated and "accredited investors," as defined in Section 501(a) under the Act. The Company did not make a general solicitation in connection with offering.

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

        **3.2  Amended and Restated Bylaws

         *4.1 Description of Capital Stock contained in the Articles of Incorporation, as amended (See Exhibit 3.1)

        **4.2 Description of Rights of Security Holders contained in the Amended and Restated Bylaws (See Exhibit 3.2)

         *4.3  Form of Certificate for Shares of Common Stock

       ***4.4 Convertible Debenture Purchase Agreement dated as of June 9, 1999 among the Company, Strong River Investments, Inc. and Bay Harbor Investments, Inc.

       ***4.5  Form of Convertible Debenture

       ***4.6  Form of Warrant

       ***4.7 Registration Rights Agreement dated as of June 9, 1999 among the Company, Strong River Investments, Inc. and Bay Harbor Investments, Inc.

         10.1 Asset Purchase Agreement dated as of July 26, 1999 amoung Guillemot Corporation, S.A., and ThrustMaster, Inc.

         11.1  Statements Regarding Computation of Per Share Earnings.

           27  Financial Data Schedule as of June 30, 1999

-------------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

** Incorporated by reference to the same exhibit number from the Company's Report on Form 10-K for the year ended December 31, 1996.

*** Incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 1999.

(b)     Reports on Form 8-K:

        On June 14, 1999, the Registrant filed a Current Report on Form 8-K with respect to its entering into a Convertible Debenture Purchase Agreement and the issuance of its convertible debentures are a warrant in connection with that agreement.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THRUSTMASTER, INC.

Date:  August 16, 1999                  By   /s/ Frank G. Hausmann
                                           -------------------------------------
                                           Frank G. Hausmann
                                           President and Chief Executive Officer

                                                   EXHIBIT 11.1

                                       THRUSTMASTER, INC.
                                STATEMENTS REGARDING COMPUTATION
                                      OF PER SHARE EARNINGS
                        (Dollars in thousands, except net loss per share)
                                           (Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                  June 30,                           June 30,
                                                       ---------------------------------    -------------------------------
Weighted average number of common
   shares outstanding - basic                                  4,932              4,372            4,858             4,337

Common stock equivalents
   arising from stock options                                -                 -                 -                 -
                                                       --------------    ---------------    -------------    --------------
Weighted average number of
   common shares outstanding - diluted                         4,932              4,372            4,858            4,337
                                                       ==============     ===============    =============   ==============

Net loss from continuing operations                        $ (4,883)          $  1,320         $  (5,085)          $1,786
                                                       ==============     ===============    =============   ==============

Net loss from discontinued operations                     $  (5,011)         $  (4,149)        $ (5,207)         $ (5,856)
                                                       ==============    ===============    =============    ==============

Net loss per share from continuing operations:
  Basic                                                   $   (0.99)         $    0.30         $  (1.05)         $   0.41
                                                       ==============    ===============    =============    ==============
  Diluted                                                 $   (0.99)         $    0.30         $  (1.05)         $   0.41
                                                       ==============    ===============    =============    ==============

Net loss per share from discontinued operations:
  Basic                                                   $   (1.02)         $   (0.95)        $  (1.07)         $  (1.35)
                                                       ==============    ===============    =============    ==============
  Diluted                                                 $   (1.02)         $   (0.95)        $  (1.07)         $  (1.35)
                                                       ==============    ===============    =============    ==============
