Form 10-Q/A
period 1999-06-30
THRUSTMASTER INC
filed 1999-09-09
CIK 932290

===============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                   _____________

        AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, no par value                           4,926,972 shares
        (Class)                             (Outstanding at September 3, 1999)

===============================================================================

                               THRUSTMASTER, INC.

                               Index to Form 10-Q

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheets...................................    2

        Consolidated Statements of Operations.........................    3

        Consolidated Statements of Cash Flows.........................    4

        Consolidated Statements of Changes in
             Shareholders' Equity.....................................    5

        Notes to Consolidated Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................    9


Item 3.  Quantitative and Qualitative Disclosure About Market Risk....    14


SIGNATURES............................................................    17

Restatement of Financial Statements and Changes to Certain Information

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999 for the purpose of restating financial information and related disclosures as of June 30, 1999 to account for a beneficial conversion feature related to convertible debt, to reclassify the presentation of the convertible debt and to account for warrants.
In addition the income tax provision from continuing operations in the statements of operations for the periods ended June 30, 1998 have been reclassified to discontinued operations.

                                THRUSTMASTER, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                                  June 30,    December 31,
                                                    1999         1998
                                                 -----------  ------------
                                                 (Unaudited)
                                                 (Restated)
                               ASSETS
Current assets:
  Cash and cash equivalents                       $  2,450     $   460
  Accounts receivable, net                             358           -
  Inventories                                          261           -
  Prepaid and other expenses                           130         134
  Net assets from discontinued operations           10,173      17,737
  Income taxes receivable                                -       2,078
  Deferred income taxes                                  -       4,677
                                                  --------     -------
     Total current assets                           13,372      25,086
Plant and equipment, net                               718         843
Other                                                   25          25
                                                  --------     -------
     Total assets                                 $ 14,115     $25,954
                                                  ========     =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Operating line of credit                        $    671     $ 5,821
  Accounts payable                                   1,884       7,202
  Accrued liabilities                                  222       1,378
                                                  --------     -------
     Total current liabilities                       2,777      14,401
                                                  --------     -------
Long-term debt                                       5,244           -

Shareholders' equity:
  Preferred stock                                        -           -
  Common stock                                      20,174      14,846
  Accumulated deficit                              (13,987)     (3,262)
  Accumulated comprehensive loss                       (93)        (31)
                                                  --------     -------
     Total shareholders' equity                      6,094      11,553
                                                  --------     -------
     Total liabilities and shareholders' equity   $ 14,115     $25,954
                                                  ========     =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 THRUSTMASTER, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share amounts)
                                    (Unaudited)
                                    (Restated)

                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                    --------------------     --------------------
                                                      1999         1998        1999         1998
                                                    --------     -------     --------     -------
Revenues                                            $    375     $     -     $    721     $     -
Cost of goods sold                                       140           -          240           -
                                                    --------     -------     --------     -------
  Gross profit                                           235           -          481           -
                                                    --------     -------     --------     -------
Operating expenses:
  Research and engineering                                93           -          130           -
  Selling, general and administrative                    493         203          904         406
                                                    --------     -------     --------     -------
      Total operating expenses                           586         203        1,034         406
                                                    --------     -------     --------     -------
Loss from operations                                    (351)       (203)        (553)       (406)
Expense related to beneficial conversion feature        (230)          -         (230)          -
                                                    --------     -------     --------     -------
Loss before taxes                                       (581)       (203)        (783)       (406)
Provison for income taxes                             (4,532)          -       (4,532)          -
                                                    --------     -------     --------     -------
Loss from continuing operations                       (5,113)       (203)      (5,315)       (406)
Loss from discontinued operations                     (5,011)     (2,626)      (5,207)     (3,664)
                                                    --------     -------     --------     -------
     Net loss                                       $(10,124)    $(2,829)    $(10,522)    $(4,070)
                                                    ========     =======     ========     =======
Loss per share from continuing operations:
  Basic                                             $  (1.05)    $ (0.05)    $  (1.10)    $ (0.09)
                                                    ========     =======     ========     =======
  Diluted                                           $  (1.05)    $ (0.05)    $  (1.10)    $ (0.09)
                                                    ========     =======     ========     =======
Loss per share from discontinued operations:
  Basic                                             $  (1.03)    $ (0.60)    $  (1.08)    $ (0.84)
                                                    ========     =======     ========     =======
  Diluted                                           $  (1.03)    $ (0.60)    $  (1.08)    $ (0.84)
                                                    ========     =======     ========     =======
Weighted average shares outstanding:
  Basic                                                4,874       4,372        4,829       4,337
                                                    ========     =======     ========     =======
  Diluted                                              4,874       4,372        4,829       4,337
                                                    ========     =======     ========     =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 THRUSTMASTER, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                ---------------------
                                                                  1999          1998
                                                                --------      -------
                                                               (Restated)
Cash flows from operations:
  Loss from continuing operations                               $ (5,315)     $  (406)
  Loss from discontinued operations                               (5,207)      (3,664)
                                                                --------      -------
  Net loss                                                      $(10,522)     $(4,070)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
     Depreciation                                                    207          225
     Deferred income taxes and taxes receivable                    6,755          (93)
     Beneficial conversion feature on debt                           230            -
     Changes in operating assets and liabilities:
       Accounts receivable                                          (358)           -
       Inventories                                                  (261)           -
       Prepaid expenses and other assets                               4       (2,557)
       Payables and accrued liabilities                           (6,536)      (3,686)
       Net assets from discontinued operations                     7,564       11,349
                                                                --------      -------
         Net cash provided by (used in) operating activities      (2,917)       1,168
                                                                --------      -------
Cash flows used in investing activities:
  Purchase of plant and equipment                                    (82)        (577)
Cash flows from financing activities:
  Payments on line of credit                                      (5,150)      (1,110)
  Proceeds from issuance of debt                                   6,000            -
  Proceeds from issuance of common stock                           4,139          364
                                                                --------      -------
         Net cash provided by (used in) financing activities       4,989         (746)
                                                                --------      -------
         Net increase (decrease) in cash and cash equivalents      1,990         (155)
Cash and cash equivalents, beginning of period                       460          449
                                                                --------      -------
Cash and cash equivalents, end of period                        $  2,450      $   294
                                                                ========      =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 THRUSTMASTER, INC.
                              CONSOLIDATED STATEMENTS
                         OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (In thousands)
                                    (Unaudited)
                                     (Restated)

                                                                                           Accumulated
                                                         Common Stock                         Other         Accumulated
                                                      -----------------      Accumulated   Comprehensive   Comprehensive
                                                      Shares     Amount        Deficit         Loss            Loss
                                                      ------    -------      -----------   -------------   -------------
Balance, January 1, 1999                               4,597    $14,846        $(3,262)        $(31)

Issuance of common stock                                 250      3,956

Beneficial conversion feature on convertible debt          -        986

Warrants provided to common shareholders                   -        203           (203)

Stock options exercised                                   44        183              -

Translation adjustment                                     -          -              -          (62)           $    (62)

Net loss                                                   -          -        (10,522)                         (10,522)
                                                       -----    -------       --------         ----            --------
Balance, June 30, 1999                                 4,891    $20,174       $(13,987)        $(93)
                                                       =====    =======       ========         ====
   Comprehensive loss, June 30, 1999
                                                                                                               $(10,584)
                                                                                                               ========

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

     On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business and sales and return warranty reserves for approximately $15 million in cash (which is being held in an escrow account pending closing of the transaction), subject to adjustments in specified circumstances. While the transaction is subject to customary closing conditions, including formal approval by the Company's shareholders, the purchaser has received irrevocable proxies from shareholders representing more than 50 percent of the Company's outstanding shares approving the transaction. Prior to the expected closing in September 1999, the Company will continue to operate the hardware business for the benefit of the purchaser. The continuing operations of the Company consist of its software business which began in mid-1998 and generated minor revenues in 1999. On or before the closing, the Company expects to reduce its workforce to match its future operations.

     The hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying statements of operations. Revenues from these operations were $11,205 for the first six months of 1999, and $25,905, $45,494 and $30,821 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain expenses have been allocated to continued operations, based on the number of employees expected to remain with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that are expected to represent continuing expenses. All income tax provisions and benefits have been allocated to disontinued operations. The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at June 30, 1999 and December 31, 1998, follow:

(Dollars in thousands)                                                 June 30,   December 31,
                                                                         1999        1998
                                                                       --------   ------------
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . .     $ 4,048      $10,581
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . .       6,173        6,786
Prepaid and other expenses . . . . . . . . . . . . . . . . . . . .         341          117
Tooling, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,228        1,506
Warranty accrual . . . . . . . . . . . . . . . . . . . . . . . . .        (619)      (1,253)
Loss from July 1 through July 26 on discontinued operations. . . .        (998)          -
                                                                       -------      -------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $10,173      $17,737
                                                                       =======      =======

     On June 9, 1999, the Company issued and sold to two investor's $6,000,000 aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 for $6,000,000 in cash. See also
Part II, Item II. The Convertible Debentures were recorded as equity. The consolidated balance sheet as of June 30, 1999 has been restated to properly record the convertible debentures as debt and the discount related to the beneficial conversion feature. The beneficial conversion feature has been recorded as additional paid in capital and as a discount against long term debt. The beneficial conversion feature of $986,000 is being recognized over 90 days using the interest method, resulting in a charge of $230,000 to continuing operations in the quarter ended June 30, 1999.

     On June 9, 1999 in connection with the Debenture Purchase Agreement, the Company also issued a warrant to one of the investors in exchange for that investor's waiver of certain rights under the Securities Purchase Agreement, dated January 28, 1999, between the Company and three investors. The number of shares of the Company's common stock issuable upon exercise of the warrant depended on the market price of the stock during specified periods. At the date of the Agreement the value attributable to the warrant, using a Black Scholes pricing model, was $203,000, which was recorded as a dividend to common shareholders in the accumulated deficit with the offsetting amount recorded as additional paid in capital in common stock. This transaction has no effect on earnings per share. Due to the market price of the Company's stock during the periods specified under the agreement the Company will not be required to issue shares of Common Stock under the terms of this warrant.

     The effect of this restatement on previously reported consolidated financial statements as of and for the three and six months ended June 30, 1999 is as follows (in thousands except per share amounts, unaudited):

                                                       Three Months Ended          Six Months Ended
                                                         June 30, 1999               June 30, 1999
                                                   As Reported     Restated    As Reported    Restated
                                                   -----------     --------    -----------    --------
Loss from continuing operations                      $(4,883)      $(5,113)      $(5,085)     $(5,315)

Loss per share from continuing operations:
   Basic                                             $ (0.99)      $ (1.05)      $ (1.05)     $ (1.10)
   Diluted                                           $ (0.99)      $ (1.05)      $ (1.05)     $ (1.10)

                                                         June 30, 1999
                                                    As Reported    Restated
                                                    -----------    --------
Balance Sheet:
   Long-term debt                                    $     -        $5,244
   Total shareholders' equity                         11,338         6,094

NOTE 2  --  INVENTORIES FOR CONTINUING OPERATIONS

     Inventories for continuing operations are stated at the lower of cost or market on a first-in, first-out basis. These inventories are as follows:


                                   June 30,        December 31,
                                     1999              1998
                                   --------        ------------
          Raw materials            $     80          $      -
          Finished goods                181                 -
                                   --------          --------
                                   $    261          $      -
                                   ========          ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     The discussion and analysis below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding year 2000 compliance and compliance costs; the adequacy of funds to meet the Company's current or future cash needs; the sale of substantially all of the Company's hardware business assets; the development of the Company's software products; the Internet community, collaboration and communications market; and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth in the Company's annual report on Form 10-K under the heading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock."
The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

SALE OF THE  HARDWARE BUSINESS (DISCONTINUED OPERATIONS)

     On July 26, 1999 the Company entered into an agreement to sell substantially all of the assets of the hardware business and its sales and return warranty reserves for approximately $15 million in cash (which is being held in an escrow account pending closing of the transaction), subject to adjustments in specified circumstances. The hardware business has historically comprised the bulk of the Company's assets, liabilities, revenues and expenses. From its founding in 1990 through 1997, the Company was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors with greater economies of scale entered the game controller market creating an extremely competitive environment characterized by declining prices and increased marketing costs. Company management determined that the Company could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future, and concluded that the Company should sell the hardware business and invest the proceeds in the Company's new Internet communications software business. The sale of the hardware business is expected to close in September 1999.

INTERNET COMMUNICATIONS SOFTWARE BUSINESS (CONTINUING OPERATIONS)

     On May 31, 1998 the Company entered into a license agreement with Intel Corporation that licensed to the Company certain software source code technology related to voice communications over the Internet. The scope of the license was limited primarily to the PC gaming and entertainment market where the bulk of the Company's historical business activity was conducted. In December 1998, the

Company re-negotiated the license agreement and secured additional terms allowing it to use the technology in additional market segments outside of PC gaming and entertainment.

     In January 1999, the Company shipped its first Internet communications software product into the distribution and retail channels. The product, called Talk n' Play, incorporates the Intel technology and allows up to four people in separate locations to conduct a four-way voice conference over the Internet while they play on-line games. The product also allows the user to participate in certain Internet communities provided by PeopleLink Inc., a provider of outsourced Internet community communications. In June 1999, the Company shipped its second Internet communications product, iConference, into the distribution and retail channels, targeting the small-office/home-office market. iConference provides the same four-way Internet voice conferencing capability as Talk n' Play and adds the ability for up to four people to transfer files, share files or share a white board while they are engaged in their voice conference.

     In August 1999, the Company entered into a second license agreement with Intel Corporation that licensed to the Company additional software source code that the Company believes will enable it to accelerate the development of its next generation Internet community, collaboration and communications products. The Company intends to target these new products at the strategic Internet OEM and PC-OEM channels. Most of the Company's year-to-date revenue from its new Internet software business has been generated in the computer retail channel.

     The Company believes that Internet community, collaboration and communications by the mass market is in an early stage of development and that increasing demand for these services will drive the convergence of real time data, voice and video multimedia interactivity over the Internet. Currently, most of this technology is "server based." This requires a provider of these services to buy additional computer equipment in order to constantly "scale-up" to meet the increased demands of its subscribers or visitors. The audio technology the Company licensed from Intel Corporation provides for a "client-to-client" solution. This technology allows a provider to offer a desktop client software solution that will allow its subscribers or visitors to engage in real-time multimedia communications without being "tied" to the provider's server. The Company believes that a significant trend in the future of Internet community, collaboration and communications will be driven by open, standards-based, "client-to-client" technology and solutions.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

     On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business and its sales and return warranty reserves for approximately $15 million in cash (which is being held in an escrow account pending closing of the transaction), subject to adjustments in specified circumstances. While the transaction is subject to customary closing conditions, including formal approval by the Company's shareholders, the purchaser has received irrevocable proxies from shareholders representing more than 50 percent of the Company's outstanding shares approving the transaction. Prior to the expected closing in September 1999, the Company will continue to operate the hardware business for the benefit of the purchaser. The continuing operations of the Company consist of its software business which began in mid-1998 and generated minor revenues in 1999. On or before the closing, the Company is expecting to reduce its workforce to match its future operations.

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                       Three Months Ended     Six Months Ended
                                                            June 30,             June 30,
                                                       -------------------   -----------------
                                                         1999         1998     1999       1998
                                                       --------       ----   --------     ----
Revenues                                                 100.0%        -%      100.0%      -%
Cost of goods sold                                        37.3         -        33.3       -
                                                       --------       ---    --------     ---
  Gross profit                                            62.7         -        66.7       -

Operating expenses:
  Research and engineering                                24.8         -        18.0       -
  Selling, general and administrative                    131.5         -       125.4       -
                                                       --------       ---    --------     ---
      Total operating expenses                           156.3         -       143.4       -
                                                       --------       ---    --------     ---
Loss from operations                                     (93.6)        -       (76.7)      -
Expenses related to beneficial conversion feature        (61.4)        -       (31.9)
                                                       --------       ---    --------     ---
Loss before taxes                                       (155.0)        -      (108.6)      -
Provison for income taxes                             (1,208.5)        -      (628.6)      -
                                                       --------       ---    --------     ---
Loss from continuing operations                       (1,363.5)        -      (737.2)      -
Loss from discontinued operations                     (1,336.3)        -      (722.2)      -
                                                       --------       ---    --------     ---
Net loss                                              (2,699.8)%       -%   (1,459.4)%     -%
                                                       ========       ===    ========     ===

The continuing operations of the Company consist of its software business which began in mid-1998 and generated minor revenues in 1999.

REVENUES

     Revenues for the three months and six months ended June 30, 1999 were $375,000 and $721,000 respectively.

GROSS PROFIT

     Gross profit for the three months and six months ended June 30, 1999 was $235,000 and $481,000 respectively. As a percentage of revenues, gross profit was 62.7% and 66.7% for the three months and six months ended June 30, 1999.

RESEARCH AND ENGINEERING

     Research and engineering expenses were $93,000 and $130,000 for the three months and six months ended June 30, 1999 which represents software engineers and related costs.

SELLING, GENERAL, AND ADMINISTRATIVE

     Selling, general and administrative expenses were $493,000 and $904,000 which represents selling costs and associated general and administrative expenses for the three months and six months ended June 30, 1999. The hardware business has been accounted for as discontinued operations; however certain expenses have been allocated to continuing operations, based on the number of employees expected to remain with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that are expected to represent continuing expenses.

EXPENSE RELATED TO BENEFICIAL CONVERSION FEATURE

     Expense related to beneficial conversion feature of $230,000 was recognized in the second quarter of 1999 relating to the issuance of $6,000,000 of zero coupon convertible debentures. This expense represents the change for the beneficial conversion feature of the convertible debt.

PROVISION FOR INCOME TAXES

     Amounts represent the establishment of a full valuation alllowance on the Company's deferred tax asset due to the change in the Company's business as described in Note 1.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, and proceeds from the sale of equity securities.

     In late 1998, the Company entered into a demand discretionary $16,000,000 line of credit. The Company did not utilize the line as expected. As of June 30, 1999, $671,000 was outstanding under the facility and the Company was in compliance with all loan covenants. On July 30, 1999, the Company paid off the balance of the line of credit and the Company and the lender terminated the line of credit. Prior to its termination, the line of credit bore interest at a fluctuating rate equal to the prime rate plus 4% and was collateralized by substantially all of the Company's assets.

     On January 28, 1999, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock (subject to adjustment as described below) and warrants exercisable for an aggregate of 70,754 shares of Common Stock for an aggregate of $4,000,000. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Company also agreed to issue to the investors "adjustment" shares of its Common Stock for no additional consideration depending upon the market price of the Company's Common Stock during specified periods following the investment. The adjustment periods lapsed in July 1999 and the Company was not required to issue any additional shares. The Company may elect, subject to the satisfaction of certain conditions, to sell one additional tranche of equity investment to the investors. As of the date hereof, the conditions to the additional tranche of investment have not been satisfied. The amount of the additional tranche would range from $1,000,000 to $6,000,000 depending on the price of the Common Stock at the time of the investment. The Company could be required to issue additional shares of its Common Stock in connection with any additional tranche of investment to ensure at least a 12.5% return to the investors.

     On June 9, 1999 (the "Closing Date"), the Company issued and sold to two investors $6,000,000 aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures may be converted into shares of the Company's Common Stock at any time prior to June 9, 2002. The number of shares into which each Debenture is convertible is equal to the outstanding principal amount of the Debenture divided by the conversion price, which may fluctuate from time to time. See
Part II, Item 2. The Company has agreed to register under the Securities Act of 1933, as amended, the shares of Common Stock issuable upon exercise of the Debentures. The registration rights agreement provides that the Company will pay liquidated damages of $120,000 if, among other things, the Company fails to file with the SEC a registration statement covering such shares within 35 days after the Closing Date or if the registration statement is not declared effective by the SEC within 90 days after the Closing Date. The registration rights agreement provides that additional liquidated damages of $120,000 each will be payable for each 30-day period any such default continues.

     Net cash used in operating activities was $2,917,000 for the six months ended June 30, 1999. The primary uses of cash were a net loss of $10,522,000, an increase in accounts receivable of $358,000, an increase in inventories of $261,000, and a decrease in payables and accrued liabilities of $6,536,000. These uses were offset by decreases in deferred income taxes and taxes receivable and net assets from discontinued operations of $6,755,000 and $7,564,000, respectively. This compares to net cash provided by operating activities of $1,168,000 for the six months ended June 30, 1998.

     Capital expenditures for the six months ended June 30, 1999 were $82,000, compared to $577,000 for the same period in the prior year. These expenditures were primarily for new computer equipment.

     The Company believes that available funds to be generated by the anticipated sale of the hardware business and the receipt of cash from the issuance of additional Common Stock in September 1999 will be adequate to meet the Company's cash needs during the next twelve months. The Company may require additional capital beyond the amounts currently forecasted by the Company. Any such required additional capital may not be available on reasonable terms, if at all, at such time or times as required by the Company.

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

     The Debentures may be converted into shares of the Company's Common Stock at any time prior to June 9, 2002. The number of shares into which each Debenture is convertible is equal to the outstanding principal amount of the Debenture divided by the conversion price. The conversion price for the first 89 days after June 9, 1999 (the "Closing Date") is $24.00. During the period commencing on the date 90 days and ending on the date 300 days after the Closing Date, the conversion price will be the lesser of (a) $24.00 and
(b) 88.89% of the average of the ten lowest closing bid prices per share of the Company's Common Stock during the 25 trading days preceding the conversion date. After the date 300 days after the Closing Date, the conversion price will remain equal to the conversion price in effect on the date 300 days after the Closing Date.

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

          ***4.6  Form of  Warrant

          ***4.7 Registration Rights Agreement dated as of June 9, 1999 among the Company, Strong River Investments, Inc. and Bay Harbor Investments, Inc.

            11.1  Statements Regarding Computation of Per Share Earnings.

              27  Financial Data Schedule as of June 30, 1999

----------------------------
* Incorporated by reference to the same exhibit number from the Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995, and February 24, 1995 (File No. 33-88252-LA).

**   Incorporated by reference to the same exhibit number from the Company's
Report on Form 10-K for the year ended December 31, 1996.

*** Incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 1999.

(b)  Reports on Form 8-K:

     On June 14, 1999, the Registrant filed a Current Report on Form 8-K with respect to its entering into a Convertible Debenture Purchase Agreement and the issuance of its convertible debentures and a warrant in connection with that agreement.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THRUSTMASTER, INC.

Date:  September 7, 1999           By    /s/ Frank G. Hausmann
                                         ------------------------------------
                                         Frank G. Hausmann
                                         President and Chief Executive Officer