Form 10-Q
period 1999-09-30
CENTERSPAN COMMUNICATIONS CORP
filed 1999-11-15
CIK 932290

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

                For the quarterly period ended September 30, 1999

                         Commission File Number 0-25520
                                                -------

                                  -------------

                       CENTERSPAN COMMUNICATIONS CORPORATION
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

      Common stock, no par value                    5,360,320 shares
              (Class)                       (Outstanding at November 10, 1999)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       CENTERSPAN COMMUNICATIONS CORPORATION

                               Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                              Page No.
                                                                            --------
Item 1.  Financial Statements

         Consolidated Balance Sheets .......................................    2

         Consolidated  Statements of Operations ............................    3

         Consolidated Statements of Cash Flows .............................    4

         Consolidated Statements of Changes in
             Shareholders' Equity ..........................................    5

         Notes to Consolidated Financial Statements ........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................    8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .........   14

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use Proceeds.............................   15

Item 4.  Submission of Matters to a Vote of Securityholders.................   16

Item 6.  Exhibits and Reports on Form 8-K...................................   16

SIGNATURES. ................................................................   16

                       CENTERSPAN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         September 30,       December 31,
                                                             1999               1998
                                                         -------------       ------------
                                                          (Unaudited)
                            ASSETS

Current assets:
    Cash and cash equivalents                              $  4,786           $    460
    Accounts receivable, net                                    108                  -
    Inventories                                                 295                  -
    Prepaid and other expenses                                  370                134
    Net assets from discontinued operations                  11,300             17,737
    Income taxes receivable                                       -              2,078
    Deferred income taxes                                         -              4,677
                                                           --------           --------
      Total current assets                                   16,859             25,086
Plant and equipment, net                                        513                843
Other                                                            25                 25
                                                           --------           --------
      Total assets                                         $ 17,397           $ 25,954
                                                           --------           --------
                                                           --------           --------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Operating line of credit                               $      -           $  5,821
    Accounts payable                                          1,357              7,202
    Accrued liabilities                                         165              1,378
                                                           --------           --------
      Total current liabilities                               1,522             14,401
                                                           --------           --------

Long-term debt                                                6,000                  -

Shareholders' equity:
    Preferred stock                                               -                  -
    Common stock                                             25,644             14,846
    Accumulated deficit                                     (15,711)            (3,262)
    Accumulated comprehensive loss                              (58)               (31)
                                                           --------           --------
      Total shareholders' equity                              9,875             11,553
                                                           --------           --------
      Total liabilities and shareholders' equity           $ 17,397           $ 25,954
                                                           --------           --------
                                                           --------           --------

        The accompanying notes are an integral part of these consolidated financial statements.

                                      CENTERSPAN COMMUNICATIONS CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands, except per share amounts)
                                                   (Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                       -------------------------------------    ----------------------------
                                                              1999                1998               1999             1998
                                                       ---------------     -----------------    -------------      ----------
Revenues                                                  $     85           $      -           $    806           $      -
Cost of goods sold                                              14                  -                254                  -
                                                          --------           --------           --------           --------
  Gross profit                                                  71                  -                552                  -
                                                          --------           --------           --------           --------

Operating expenses:
   Research and engineering                                    148                  -                278                  -
   Selling, general and administrative                         916                244              1,820                714
                                                          --------           --------           --------           --------
      Total operating expenses                               1,064                244              2,098                714
                                                          --------           --------           --------           --------
Loss from operations                                          (993)              (244)            (1,546)              (714)
Expense related to beneficial conversion feature               757                  -                987                  -
Interest Income                                                (26)                                  (26)               (64)
                                                          --------           --------           --------           --------
Loss before taxes                                           (1,724)              (244)            (2,507)              (650)
Provison for income taxes                                        -                  -              4,532                  -
                                                          --------           --------           --------           --------
Loss from continuing operations                             (1,724)              (244)            (7,039)              (650)
Loss from discontinued operations                                -             (3,038)            (5,207)            (6,702)
                                                          --------           --------           --------           --------
     Net loss                                             $ (1,724)          $ (3,282)          $(12,246)          $ (7,352)
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------

   Loss per share from continuing operations:
     Basic                                                $  (0.34)          $  (0.06)          $  (1.44)          $  (0.15)
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------
     Diluted                                              $  (0.34)          $  (0.06)          $  (1.44)          $  (0.15)
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------

   Loss per share from discontinued operations:
     Basic                                                $      -           $  (0.69)          $  (1.07)          $  (1.54)
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------
     Diluted                                              $      -           $  (0.69)          $  (1.07)          $  (1.54)
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------

   Weighted average shares outstanding:
     Basic                                                   5,004              4,385              4,887              4,353
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------
     Diluted                                                 5,004              4,385              4,887              4,353
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------

      The accompanying notes are an integral part of these financial statements.

                                        CENTERSPAN COMMUNICATIONS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ------------------------------
                                                                                         1999                1998
                                                                                      ----------          ----------
Cash flows from operations:
    Loss from continuing operations                                                    $ (7,039)          $   (650)
    Loss from discontinued operations                                                    (5,207)            (6,702)
                                                                                       --------           --------
    Net loss                                                                           $(12,246)          $ (7,352)
    Adjustments to reconcile net loss to cash provided by (used in) operating activities:
        Depreciation                                                                        165              1,122
        Deferred income taxes and taxes receivable                                        6,755             (4,272)
        Beneficial conversion feature on debt                                               987                  -
        Changes in operating assets and liabilities:
           Accounts receivable                                                             (108)                 -
           Inventories                                                                     (295)                 -
           Prepaid expenses and other assets                                               (236)               (65)
           Payables and accrued liabilities                                              (7,085)            (1,254)
           Net assets from discontinued operations                                        6,437             12,433
                                                                                       --------           --------
                   Net cash provided by (used in) operating activities                   (5,626)               612
                                                                                       --------           --------

Cash flows used in investing activities:
    Proceeds from (Purchase of) plant and equipment, net                                    165             (1,443)

Cash flows from financing activities:
    Payments on line of credit                                                           (5,821)               (55)
    Proceeds from issuance of debt                                                        6,000                  -
    Proceeds from issuance of common stock                                                9,608                498
                                                                                       --------           --------
                   Net cash provided by financing activities                              9,787                443
                                                                                       --------           --------
                   Net increase (decrease) in cash
                     and cash equivalents                                                 4,326               (388)

Cash and cash equivalents, beginning of period                                              460                449
                                                                                       --------           --------
Cash and cash equivalents, end of period                                               $  4,786           $     61
                                                                                       --------           --------
                                                                                       --------           --------

      The accompanying notes are an integral part of these consolidated financial statements.

                                          CENTERSPAN COMMUNICATIONS CORPORATION
                                                CONSOLIDATED STATEMENTS
                                           OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (In thousands)
                                                     (Unaudited)

                                                                                              Accumulated
                                                          Common Stock                          Other         Accumulated
                                                        -------------------    Accumulated   Comprehensive    Comprehensive
                                                        Shares      Amount       Deficit         Loss             Loss
                                                        -------    --------    -----------   -------------    -------------
Balance, January 1, 1999                                 4,597     $ 14,846     $ (3,262)     $    (31)

Issuance of common stock                                   524        8,956

Beneficial conversion feature on convertible debt            -          987

Warrants provided to common shareholders                     -          203         (203)

Stock options exercised                                    113          652            -

Translation adjustment                                       -            -            -           (27)       $    (27)

Net loss                                                     -            -      (12,246)                      (12,246)
                                                         -----     --------     --------      --------        --------

Balance, September 30, 1999                              5,234     $ 25,644     $(15,711)     $    (58)
                                                         -----     --------     --------      --------
                                                         -----     --------     --------      --------

   Comprehensive loss, September 30, 1999                                                                     $(12,273)
                                                                                                              --------
                                                                                                              --------

        The accompanying notes are an integral part of these consolidated financial statements.

                     CENTERSPAN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1  -  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Centerspan Communications Corporation, (the "Company" formerly ThrustMaster, Inc.), an Oregon corporation, and its wholly-owned subsidiaries, Thrustmaster (Europe) Limited and its wholly-owned subsidiary Thrustmaster (Deutschland) GmbH, and have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

         On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business including sales and return warranty reserves. This transaction closed on October 1, 1999 for $15 million in cash, $2.250 million of which remains in an escrow account to provide for purchase price adjustments in specified circumstances. The gain on the sale of the hardware business on October 1, 1999, net of estimated adjustments and expenditures to close out the discontinued operations, was approximately $1.750 million. The continuing operations of the Company consist of its software business which was started in mid-1998 and generated minor revenues in 1999. The following Proforma Consolidated Balance Sheet reflects the financial effect of the closing of the sale of the hardware business if the closing had been consummated at September 30, 1999.

                                                      Proforma
Consolidated Balance Sheet                          September 30,
(Dollars in thousands)                                  1999
--------------------------                          -------------
Cash and cash equivalents                              $17,655
Restricted cash                                          2,250
Accounts receivable, net                                   108
Inventories                                                295
Prepaid and other expenses                                 370
Other assets                                               538
                                                       -------
   Total assets                                         21,216
                                                       -------
                                                       -------

Accounts payable                                       $ 2,926
Accrued liabilities                                        665
Long-term debt                                           6,000
Shareholders' equity                                    11,625
                                                       -------
   Total liabilities and shareholders' equity          $21,216
                                                       -------
                                                       -------

         The hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying statements of operations. Revenues from these operations were $11,205 for the first nine months of 1999, and $25,905, $45,494 and $30,821 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain expenses have been allocated to continued operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses. All income tax provisions and benefits have been allocated to continued operations. The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at September 30, 1999 and December 31, 1998, follow:

(Dollars in thousands)                                             September 30,      December 31,
                                                                       1999               1998
                                                                   -------------      ------------
Accounts receivable, net.......................................      $  4,618           $ 10,581
Inventories, net...............................................         6,477              6,786
Prepaid and other expenses.....................................           237                117
Tooling, net...................................................         1,300              1,506
Warranty accrual...............................................          (334)            (1,253)
Loss from July 1 through July 26 on discontinued operations....          (998)                 -
                                                                     --------           --------
     Total assets..............................................      $ 11,300           $ 17,737
                                                                     --------           --------
                                                                     --------           --------

         On June 9, 1999, the Company issued and sold to two investors $6,000 aggregate principal amount of the Company's zero coupon Convertible
Debentures due June 9, 2002 for $6,000 cash. The Convertible Debentures have been recorded as debt. The beneficial conversion feature has been recorded as additional paid in capital and as a discount against long term debt. The beneficial conversion feature of $987 was recognized over 90 days using the interest method, resulting in a charge of $230 and $757 to continuing operations in the quarters ended June 30 and September 30, 1999, respectively.

NOTE 2  -  INVENTORIES FOR CONTINUING OPERATIONS

         Inventories for continuing operations are stated at the lower of cost or market on a first-in, first-out basis. These inventories are as follows:

                                             September 30,              December 31,
                                                  1999                      1998
                                             -------------              -------------
        Raw materials                             $ 80                       $ -
        Finished goods                             215                         -
                                             ---------                  --------
                                                  $295                       $ -
                                             ---------                  --------
                                             ---------                  --------

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The discussion and analysis below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding year 2000 compliance and compliance costs; the adequacy of funds to meet the Company's current or future cash needs; the development of the Company's software products; the Internet community, collaboration and communications market; and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth in the Company's annual report on Form 10-K under the heading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock" and those set forth in Exhibit 99.1 to this report. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

SALE OF THE HARDWARE BUSINESS (DISCONTINUED OPERATIONS)

         On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business including sales and return warranty reserves. This transaction closed on October 1, 1999 for $15 million in cash, $2.250 million of which remains in an escrow account to provide for purchase price adjustments in specified circumstances. The hardware business has historically comprised the bulk of the Company's assets, liabilities, revenues and expenses. From its founding in 1990 through 1997, the Company was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors with greater economies of scale entered the game controller market creating an extremely competitive environment characterized by declining prices and increased marketing costs. The Company's Board of Directors determined that the Company could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future, and concluded that the Company should sell the hardware business and invest the proceeds in the Company's new Internet communications and collaboration software business.

INTERNET COMMUNICATIONS SOFTWARE BUSINESS (CONTINUING OPERATIONS)

     On May 31, 1998 the Company entered into a license agreement with Intel Corporation that licensed to the Company certain software source code technology related to voice communications over the Internet. The scope of the license was limited primarily to the PC gaming and entertainment market where the bulk of the Company's historical business activity was conducted. In December 1998, the Company re-negotiated the license agreement and secured additional rights allowing it to use the technology in additional market segments outside of PC gaming and entertainment.

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

         In August 1999, the Company entered into a second license agreement with Intel Corporation that licensed to the Company additional software source code that the Company believes will enable it to accelerate the development of its next generation Internet communications and collaboration products. The Company intends to target these new products at the strategic Internet OEM and PC-OEM channels. Most of the Company's year-to-date revenue from its new Internet software business has been generated in the computer retail channel.

         The Company believes that Internet communications and collaboration by the mass market is in an early stage of development and that increasing demand for these services will drive the convergence of real-time data, voice and video multimedia interactivity over the Internet. Currently, most of this technology is "server based." This requires a provider of these services to buy additional computer equipment in order to constantly "scale-up" to meet the increased demands of its subscribers or visitors. The audio technology the Company licensed from Intel Corporation provides a "client-to-client" solution. This technology allows a provider to offer a desktop client software solution that will allow its subscribers or visitors to engage in real-time multimedia communications without being "tied" to the provider's server. The Company believes that a significant trend in the future of Internet community, collaboration and communications will be driven by open, standards-based, "client-to-client" technology and solutions.

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

         On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business including sales and return warranty reserves. This transaction closed on October 1, 1999 for $15 million in cash, $2.250 million of which remains in an escrow account to provide for purchase price adjustments in specified circumstances.

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                          --------------------------         ----------------------------
                                                            1999               1998             1999               1998
                                                          --------------------------         ----------------------------
Revenues                                                     100.0%             -%              100.0%                -%
Cost of goods sold                                            16.0              -                32.0                 -
                                                          --------           ----            --------             -----
  Gross profit                                                84.0              -                68.0                 -

Operating expenses:
    Research and engineering                                 174.0              -                34.0                 -
    Selling, general and administrative                    1,078.0              -               226.0                 -
                                                          --------           ----            --------             -----
      Total operating expenses                             1,252.0              -               260.0                 -
                                                          --------           ----            --------             -----
Loss from operations                                      (1,168.0)             -              (192.0)                -
Expenses related to beneficial conversion feature            891.0              -               122.0
Interest Income                                              (31.0)                              (3.0)
                                                          --------           ----            --------             -----
Loss before taxes                                         (2,028.0)             -              (311.0)                -
Provison  for income taxes                                       -              -               562.0                 -
                                                          --------           ----            --------             -----
Loss from continuing operations                           (2,028.0)             -              (873.0)                -
Loss from discontinued operations                                -              -              (646.0)                -
                                                          --------           ----            --------             -----
Net loss                                                  (2,028.0)%            -%           (1,519.0)%               -%
                                                          --------           ----            --------             -----
                                                          --------           ----            --------             -----


The continuing operations of the Company consist of its software business which began in mid-1998 and has generated minor revenues in 1999. The results of the Company's continuing operations for the three and nine months ended September 30, 1999 are discussed below.

REVENUES

         Revenues for the three and nine months ended September 30, 1999 were $85,000 and $806,000, respectively.

GROSS PROFIT

         Gross profit for the three and nine months ended September 30, 1999 was $71,000 and $522,000, respectively. As a percentage of revenues, gross profit was 84.0% and 68.0% for the three and nine months ended September 30, 1999.

RESEARCH AND ENGINEERING

         Research and engineering expenses were $148,000 and $278,000 for the three and nine months ended September 30, 1999, respectively, which represents salaries for software engineers and related costs.

SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general and administrative expenses were $916,000 and $1,820,000 for the three and nine months ended September 30,1999, respectively. Selling, general and administrative expenses increased $423,000 or 86% in the third over the second quarter of 1999 as a result of continued increases in staffing for the internet software business and additional marketing cost related to the new products. The hardware business has been accounted for as discontinued operations; however certain expenses have been allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that are expected to represent continuing expenses.

EXPENSE RELATED TO BENEFICIAL CONVERSION FEATURE

         Expense related to beneficial conversion feature of $757,000 and $987,000 for the three and nine months ended September 30, 1999, respectively, relate to the issuance of $6,000,000 of zero coupon convertible debentures. This expense represents the charge for the beneficial conversion feature of the convertible debt.

PROVISION FOR INCOME TAXES

         Amounts in the year-to-date September 30, 1999 results represent the establishment of a full valuation allowance on the Company's deferred tax asset due to the change in the Company's business as described in Note 1.

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

         On January 28, 1999, the Company issued to three investors for an aggregate of $4,000,000, an aggregate of 250,000 shares of the Company's Common Stock (subject to adjustment as described below) and warrants exercisable for an aggregate of 70,754 shares of Common Stock. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Company also agreed to issue to the investors "adjustment" shares of its Common Stock for no additional consideration depending upon the market price of the Company's Common Stock during specified periods following the investment. The adjustment periods lapsed in July 1999 and the Company was not required to issue any additional shares. The Company may elect, subject to the satisfaction of certain conditions, to sell one additional tranche of equity investment to the investors. The amount of the additional tranche would range from $1,000,000 to $6,000,000, depending on the price of the Common Stock at the time of the investment. The Company could be required to issue additional shares of its Common Stock in connection with any additional tranche of investment to ensure at least a 12.5% return to the investors.

         On June 9, 1999 (the "Closing Date"), the Company issued and sold to two investors $6,000,000 aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures may be converted into shares of the Company's Common Stock at any time prior to June 9, 2002. The number of shares into which each Debenture is convertible is equal to the outstanding principal amount of the Debenture divided by the conversion price, which may fluctuate from time to time. The Company has registered under the Securities Act of 1933, as amended, the shares of Common Stock issuable upon exercise of the Debentures.

         On August 6, 1999, the Company entered into a binding letter of intent with an individual investor for the sale of 273,853 shares of the Company's Common Stock (the "Shares") for $18.258, which represented a fifteen percent discount from the average closing price of the Company's Common Stock for the twenty trading days preceding the date of the letter of intent. On August 30, 1999, the Company entered into a definitive purchase agreement with the investor and received $5,000,008 in proceeds for the sale of the Shares. In connection with the sale, the Company issued a warrant for 30,000 shares of the Company's Common Stock to the investor's financial consultant as a finder's fee (the "Warrant"). The exercise price for the Warrant is $18.258 per share. The Warrant is exercisable at any time before August 30, 2004.

         The Shares and the Warrant were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. The Company agreed to register the Shares and the shares of Common Stock issuable upon the exercise of the Warrant within 180 days of August 30, 1999.

         Net cash used in operating activities was $6,613,000 for the nine months ended September 30, 1999. The primary uses of cash were a net loss of $12,246,000, an increase in accounts receivable of $108,000, an increase in inventories of $295,000, and a decrease in payables and accrued liabilities of $7,085,000. These uses were offset by decreases in deferred income taxes and taxes receivable and net assets from discontinued operations of $6,755,000 and $6,437,000, respectively. This compares to net cash provided by operating activities of $612,000 for the nine months ended September 30, 1998.

         Proceeds from the sale of capital equipment for the nine months ended September 30, 1999 were $165,000, compared to capital expenditures of $1,443,000 for the same period in the prior year. These expenditures were primarily for new computer equipment.

         The Company believes that available funds generated by the sale of the hardware business on October 1, 1999 in the amount of $15,000,000 and the receipt of cash in August of 1999 in the amount of $5,000,000 from the issuance of additional common stock will be adequate to meet the Company's cash needs during the next twelve months. The Company may require additional capital beyond the amounts currently forecasted by the Company. Any such required additional capital may not be available on reasonable terms, if at all, at such time or times as required by the Company.

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

         The Company has completed upgrading or replacing the software packages underlying its financial, production, communication, networking, desktop and other systems, as appropriate, to address the Year 2000 issue. The Company has identified that the voice mail system is not Year 2000 complaint and is actively working to remedy the problem. The Company expects to have the upgrade to the voice mail system completed by December 15, 1999. It has also performed an in-depth analysis of its products and determined that all current products are Year 2000 compliant. Moreover, the Company has begun to contact all major external third parties that provide products and services to the Company to assess their readiness for the Year 2000.

         Management believes it has completed the review, assessment and correction phase of affected systems within the Company and those which are external to the Company. This assessment indicated that most of the Company's significant internal information systems could be affected by the Year 2000 issue, that those systems have been adequately protected against Year 2000 issues, and that the Company may be negatively impacted by non-compliance of related third parties.

         The Company has completed the remediation phase of the Company's internal information technology systems and has set December 1999 as the target for Year 2000 compliance of the Company's voice mail system which has been identified as not Year 2000 ready. The Company's internal information technology systems include it's finance systems and those systems used in the research and development of the Company's products.

         The Company has queried its important suppliers and service providers and has obtained assurances from those third parties that they are or will be Year 2000 compliant. The inability of those parties to become Year 2000 compliant could have a material adverse effect on the Company. The effects of non-compliance by third parties where no system interface exists is not determinable.

         The Company has made and will continue to make investments in systems and applications to address Year 2000 issues as required. The Company has not tracked all internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify precisely internal costs incurred to date that are associated with the Year 2000 issue. Identifiable expenditures for these investments were approximately $76,000 through September 30, 1999. Management estimates that additional expenditures in 1999 will total approximately $18,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of September 30, 1999, the Company had cash and cash equivalents of $4,786,000 compared to $460,000 as of December 31, 1998. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities.

PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On August 6, 1999, the Company entered into a binding letter of intent with an individual investor for the sale of 273,853 shares of the Company's Common Stock (the "Shares") for $18.258, which represented a fifteen percent discount from the average closing price of the Company's Common Stock for the twenty trading days preceding the date of the letter of intent. On August 30, 1999, the Company entered into a definitive purchase agreement with the investor and received $5,000,008 in proceeds for the sale of the Shares. In connection with the sale, the Company issued a warrant for 30,000 shares of the Company's Common Stock to the investor's financial consultant as a finder's fee (the "Warrant"). The exercise price for the Warrant is $18.258 per share. The Warrant is exercisable at any time before August 30, 2004.

         The Shares and the Warrant were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. The Company agreed to register the Shares and the shares of Common Stock issuable upon the exercise of the Warrant within 180 days of August 30, 1999.

Item 4.  Submission of Matters to a vote of Security Holders

         On September 27, 1999, the Company held a special meeting of its shareholders to approve the sale of the Company's hardware business and the change of the Company's name from "ThrustMaster, Inc." to "CenterSpan Communications Corporation." The Company filed a definitive Proxy Statement for the special meeting on September 13, 1999. The number of shares represented at the meeting was 3,470,516, which represented approximately 70.9% of the Company's outstanding shares on the record date for the special meeting. Of the shares represented, 3,466,456 shares voted in favor of the sale and related name change, and 4,060 shares voted against the sale and related name change.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

      Number                                      Description
      ------                                      -----------

          4.8     Common Stock Purchase Agreement, dated as of August 6,
                  1999, between the Company and Peter R. Kellogg.

          4.9     Form of Warrant issued to Lucas Capital Management.

         11.1     Statements Regarding Computation of Per Share Earnings.

           27     Financial Data Schedule as of September 30, 1999.

         99.1     Additional Risk Factors.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company in the quarter ended September 30, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CenterSpan Communications Corporation

Date:  November 15, 1999       By  /s/ Mark B. Conan
       Mark B. Conan             ----------------------------------
                               Mark B. Conan
                               Vice President of Finance, Administration and CFO