Form 10-K405
period 1999-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2000-03-30
CIK 932290

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
                              --------------------
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25520

                      CENTERSPAN COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                   OREGON                                   93-1040330
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                 No.)

       7175 NW EVERGREEN PARKWAY #400
              HILLSBORO, OREGON                             97124-5839
  (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code: 503-615-3200

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                               -------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $159,080,380 as of February 29, 2000 based upon the last sales price as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 6,148,034 shares.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant will incorporate into Part III of Form 10-K by reference portions of its Proxy Statement for its 2000 Annual Meeting of Shareholders.

================================================================================

                      CENTERSPAN COMMUNICATIONS CORPORATION
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                           PART I

Item 1.    Business                                                                               2

Item 2.    Properties                                                                             5

Item 3.    Legal Proceedings                                                                      6

Item 4.    Submission of Matters to a Vote of Security Holders                                    6

                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                  7

Item 6.    Selected Financial Data                                                                8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                          9

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                             15

Item 8.    Consolidated Financial Statements and Supplementary Data                               16

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                                                   32

                                          PART III

Item 10.   Directors and Executive Officers of the Registrant                                     32

Item 11.   Executive Compensation                                                                 32

Item 12.   Security Ownership of Certain Beneficial Owners and Management                         32

Item 13.   Certain Relationships and Related Transactions                                         32

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                        33

Signatures                                                                                        36

ITEM 1.  BUSINESS

OVERVIEW

CenterSpan Communications Corporation (the "Company") was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon corporation. The Company changed its name to CenterSpan Communications Corporation in October 1999.

The Company has historically been a developer and marketer of realistic, high quality game controllers for the home personal computer ("PC") and video console markets, which comprised the Company's hardware business. The Company sold this portion of its business in July 1999 (see "Sale of Hardware Business -Discontinued Operations"). The Company is now pursuing an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners.

The Company's new Internet community, collaboration and communications business develops and markets Internet software products based on three cutting-edge technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing. The Company's new Internet community, collaboration and communications product is nearing commercial release.

SALE OF HARDWARE BUSINESS - DISCONTINUED OPERATIONS

On July 26, 1999, the Company entered into an agreement for the sale of the Company's hardware business assets and its related sales and return warranty reserves to Guillemot Corporation, S.A. ("Guillemot") for $15 million in cash, subject to certain adjustments. The Company's hardware business had historically comprised the bulk of the Company's assets, liabilities, revenues and expenses. From its founding in 1990 through 1997, the Company was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors with greater economies of scale entered the game controller market, creating an extremely competitive environment characterized by declining prices and increased marketing costs. The Company's management determined that the Company could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future and concluded that the Company should sell the hardware business and invest the proceeds in the Company's Internet community, collaboration and communications business.

INTERNET COMMUNICATIONS SOFTWARE BUSINESS - CONTINUING OPERATIONS

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

In January 1999, the Company shipped its first Internet communications software product into the distribution and retail channels. The product, called Talk n' Play, incorporated the Intel technology and allowed up to four people in separate locations to conduct a four-way voice conference over the Internet while they played on-line games. In June 1999, the Company shipped its second Internet communications product, iConference, into the distribution and retail channels, targeting the small-office/home-office market. iConference provided the same four-way Internet voice conferencing capability as Talk n' Play and added the ability for up to four people to transfer files, share files or share a white board while they were engaged in their voice conference. The Company is no longer selling either of these products.

In August 1999, the Company entered into a second license agreement with Intel Corporation that licensed to the Company additional software source code for development of its next generation Internet community, collaboration and communications products. The Company intends to target these new products at the home PC market.

The Company's first next generation product was released as a beta phase product in the first quarter of 2000. The new product, called Socket-TM-, is distributed via free downloads from certain Internet sites as well as through free compact disks distributed to select target markets. The Company is also pursuing a strategy of partnering with software developers, Internet service providers and hardware manufacturers to provide a distribution of Socket-TM-. Socket-TM-incorporates Intel's technologies to allow for multi-point audio, presence detection, comparing and sharing of data and applications with designated on-line users on a "buddy list" and "launch and connect" capabilities with other on-line participants from a user's buddy list. See "Product Development and Technology" below.

The Company believes that Internet community, collaboration and communications by the mass market is in an early stage of development but that increasing demand for these services will develop with the convergence of real-time data, voice and video multimedia interactivity over the Internet. Currently, most of this technology is "server based." This requires a provider of these services to buy additional computer equipment in order to constantly "scale-up" to meet the increased demands of its subscribers or visitors. The technology the Company licensed from Intel Corporation provides for "PC-to-PC" solutions. This technology allows a provider to offer a desktop client software solution that will allow its subscribers or visitors to engage in real-time multimedia communications without being "tied" to the provider's server. The Company believes that the future of Internet community, collaboration and communications will be driven by open, standards-based, "PC-to-PC" technology and solutions.

PRODUCT DEVELOPMENT AND TECHNOLOGY

The Company is developing a unique, desktop-based "Internet Activity Hub" called Socket"TM", targeted at small groups of mainstream Internet users, with the power and functionality to also appeal to experienced early adopters. The hub is built around a core technology, currently licensed from Intel Corporation, that encompasses the following areas:
- Buddy List - technology that enables work groups or friends to seamlessly find and connect with one another and form work and play communities on the Internet.
- Instant Messaging and Group Text Chat - technology that permits real time person-to-person and group text communication.

- Multi-Point Audio - PC-to-PC technology that enables multiple users to have a full duplex voice conference over the Internet while simultaneously engaging in other activities, e.g., group web surfing, collaborative business applications, or multi-player online games.
- Launch and Connect - technology that allows groups to launch multi-person collaborative activities (e.g. online games and shared whiteboards) while continuing to communicate through text or voice during the activity.
- Compare and Share - technology that enables a group to share details of their computer systems, software and other items to identify common and uncommon applications and other items. Users are prompted to make purchases of uncommon applications and other items from the Company's partners via e-commerce, generating commission revenue.

PRODUCT USE SCENARIO

A product use scenarios for Socket-TM- is as follows: A group of friends who have started a voice conference using the Company's software decide to play a multi-player Internet game. The software allows the group to see who has the game, with those who do not currently own the game being prompted to point and click to be immediately linked to an affiliate partner to purchase the game. Commissions from the affiliate partner provide an e-commerce source of revenue for both the Company and its partner. The host launches the entire group into the game with a point and click. The same scenario works for any compatible multi-user Internet software.

RESEARCH AND ENGINEERING

The Company spent $782,000, $162,000 and $0 on research and engineering activities related to its continuing operations during 1999, 1998 and 1997, respectively. In addition, the Company incurred $2.5 million for the license of certain technology from Intel during 1999, which was written off at the end of 1999. The Company expects to continue to make significant investments in research and engineering in 2000.

SALES, DISTRIBUTION AND MARKETING

The Company is using an Internet e-commerce transaction business model, which the Company believes will generate revenue from Internet and e-commerce partners by facilitating purchases through individual and group communications. The Company's Socket-TM- product is distributed via free downloads from certain Internet sites as well as through free compact disks distributed to select target markets. The Company is also pursuing a strategy of partnering with software developers, Internet service providers and hardware manufacturers to provide a distribution of Socket-TM-.

The Company intends to use strategic partners, word-of-mouth, or "viral expansion," and a comprehensive marketing campaign to help in attracting users of its software. The Company anticipates that viral expansion will become its largest distribution channel.

The Company spent $159,000 on advertising related to its continuing operations during 1999. No amounts were spent in 1998 or 1997 related to advertising for the Company's Internet software business.

COMPETITION

The market for Internet online services is highly competitive. The Company's primary competitors are Internet service providers, such as America Online, Inc., Microsoft Corporation and Yahoo!, all of which have resources and brand recognition that are substantially greater than that of the Company. There are no significant barriers to entry for offering Internet online services. Consequently, numerous Web-based service companies have built significant businesses in areas such as e-mail, electronic commerce and directories.

The Company believes the main competitive factors in the market for Internet online services are ease of use, level of services provided and ability to reach end-use customers.

INTELLECTUAL PROPERTY

Some of the intellectual property rights used in the development of the Company's software products are licensed from Intel Corporation under a three year, nonexclusive license, expiring in August 2002. The Company has applied for registration of the names CenterSpan-TM- and Socket-TM-. The Company relies on trademark and copyright law, trade secret protection and confidentiality agreements with it employees, strategic partners and others to protect its proprietary rights. Although the Company believes that its products, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against the Company in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense and effort of defending the same, could materially and adversely affect the Company's business, financial conditions and results of operations.

EMPLOYEES

As of December 31, 1999, the Company had a total of 35 full-time employees. At times, the Company supplements its workforce with temporary contract workers. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company maintains its headquarters and warehouse and distribution facilities in Hillsboro, Oregon, in approximately 60,000 square feet of leased space under two leases expiring in September 2003. The Company has negotiated a sublease for approximately 15,000 square feet and is currently attempting to sublease an additional 23,000 square feet of the 60,000 square feet. The Company also leases approximately 16,000 square feet of space in Surrey, England under a lease expiring in September 2007. The Company is no longer utilizing this space and is also negotiating a sublease of all of this space. The Company believes its facilities are adequate for its immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not currently a party to, nor is it aware of, any legal proceeding or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company or on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on December 15, 1999, at which the following actions were taken:

1. The shareholders elected five nominees for director to the Board of Directors of the Company. The five directors elected, along with the voting results and their term of service are as follows:


Name                                Term          No. of Shares Voting For      No. of Shares Withheld Voting
----                                ----          ------------------------      -----------------------------
Gen. Merrill A. McPeak         Expiring in 2002            2,892,027                         900
C. Norman Winningstad          Expiring in 2002            2,892,027                         900
Frank G. Hausmann              Expiring in 2002            2,892,027                         900
David Billstrom                Expiring in 2001            2,890,527                       2,400
Jerome J. Meyer                Expiring in 2001            2,891,027                       1,900

2. The shareholders approved the appointment of KPMG LLP as the independent accountants of the Company for the year ending December 31, 1999 (2,892,618 shares were voted affirmatively, 309 shares were voted negatively and no shares abstained from voting).

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the Nasdaq National Market. Until October 29, 1999, it traded under the symbol TMSR and thereafter under the symbol CSCC. The high and low sales prices for the two years in the period ended December 31, 1999 were as follows:


          1998                                                High              Low
          -------------------------------------------      ---------         ---------
          Quarter 1                                     $     14.00      $      10.50
          Quarter 2                                           12.88              7.13
          Quarter 3                                            7.25              3.38
          Quarter 4                                           16.00              2.75


          1999                                                High              Low
          -------------------------------------------      ---------         ---------
          Quarter 1                                     $     16.75       $      9.75
          Quarter 2                                           25.50             16.25
          Quarter 3                                           24.00             15.50
          Quarter 4                                           32.38             13.56

The approximate number of beneficial shareholders and shareholders of record at February 29, 2000 were 2,700 and 64, respectively.

There were no cash dividends declared or paid in 1999 or 1998. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company's line of credit facility restricts the Company's ability to pay dividends.

There were no sales of unregistered securities during 1999 that have not been previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data relating to the Company should be read in conjunction with the Company's consolidated financial statements and the related notes thereto. On July 26, 1999, the Board of Directors of the Company approved the sale of the Company's hardware business assets. The Company has presented the hardware business as a discontinued operation in the selected consolidated financial data presented below.


IN THOUSANDS
(EXCEPT PER SHARE AMOUNTS)                           1999           1998          1997          1996          1995
----------------------------------------------     ----------     ---------     ---------     ---------     ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues                                       $         787  $          -  $          -  $          -   $         -
Cost of goods sold                                       569             -             -             -             -
                                                   ----------     ---------     ---------     ---------     ---------
   Gross profit                                          218             -             -             -             -
Operating expenses:
   Research and engineering                              782           162             -             -             -
   Selling, general and administrative                 2,474           935           495           440           397
   Special charge                                      2,500             -             -             -             -
                                                   ----------     ---------     ---------     ---------     ---------
     Total operating expenses                          5,756         1,097           495           440           397
                                                   ----------     ---------     ---------     ---------     ---------
Loss from operations                                  (5,538)       (1,097)         (495)         (440)         (397)
Interest income                                          417            64           304           466           404
Loss from beneficial conversion feature                 (987)            -             -             -             -
                                                   ----------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations
  before income taxes                                 (6,108)       (1,033)         (191)           26             7
Provision for income taxes                            (4,532)            -             -             -             -
                                                   ----------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations             (10,640)       (1,033)         (191)           26             7
Income (loss) from discontinued operations,
   net of tax provision (benefit) of $0,
   $(5,792), $1,615, $1,370 and $687                  (5,207)       (8,023)        3,388         2,233         1,354
Gain on disposal of discontinued operations
                                                           6             -             -             -             -
                                                   ----------     ---------     ---------     ---------     ---------
Net income (loss)                              $     (15,841) $     (9,056) $      3,197  $      2,259   $     1,361
                                                   ==========     =========     =========     =========     =========
Income (loss) per share from continuing
   operations:
       Basic                                   $       (2.11) $      (0.24) $      (0.04) $       0.01   $      0.00
                                                   ==========     =========     =========     =========     =========
       Diluted                                 $       (2.11) $      (0.24) $      (0.04) $       0.01  $       0.00
                                                   ==========     =========     =========     =========     =========
Income (loss) per share from discontinued
   operations:
       Basic                                   $      (1.03)  $      (1.83) $       0.79  $       0.53   $      0.37
                                                   ==========     =========     =========     =========     =========
       Diluted                                 $      (1.03)  $      (1.83) $       0.73  $       0.50   $      0.33
                                                   ==========     =========     =========     =========     =========
Net income (loss) per share:
       Basic                                   $      (3.14)  $      (2.07) $       0.75  $       0.54   $      0.37
                                                   ==========     =========     =========     =========     =========
       Diluted                                 $      (3.14)  $      (2.07) $       0.69  $       0.51   $      0.33
                                                   ==========     =========     =========     =========     =========
Shares used in per share calculations:
       Basic                                           5,038         4,380         4,268         4,182         3,647
                                                   ==========     =========     =========     =========     =========
       Diluted                                         5,038         4,380         4,660         4,468         4,060
                                                   ==========     =========     =========     =========     =========
CONSOLIDATED BALANCE SHEET DATA
Working capital                                $      15,535  $     10,685  $     18,361  $     15,253   $    12,836
Total assets                                          19,357        25,954        26,092        20,896        14,910
Total liabilities                                      3,397        14,401         6,812         4,998         1,599
Shareholders' equity                                  15,960        11,553        19,280        15,898        13,311

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-K.

FORWARD LOOKING INFORMATION
The discussion and analysis below as well as other items and attachments to this Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-K are forward-looking. In particular, statements regarding the adequacy of funds to meet the Company's current or future cash needs; the development of the Company's software products; the Internet community, collaboration and communications market; and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 and those set forth elsewhere within this discussion. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

SALE OF THE HARDWARE BUSINESS - DISCONTINUED OPERATIONS
On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of the hardware business including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15.0 million in cash, $2.25 million of which remains in an escrow account and is scheduled to be released at various dates through May 31, 2000. The entire $2.25 million may not be received by the Company in certain circumstances that relate to the ability of the purchaser to renew a certain contract, collect accounts receivable and sell through inventory that existed at the date of purchase. The Company recorded a gain on the disposal of its hardware business of $6,000 in the fourth quarter of 1999. The hardware business has historically comprised the bulk of the Company's assets, liabilities, revenues and expenses. From its founding in 1990 through 1997, the Company was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors with greater economies of scale entered the game controller market creating an extremely competitive environment characterized by declining prices and increased marketing costs. The Company's Board of Directors determined that the Company could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future, and concluded that the Company should sell the hardware business and invest the proceeds in the Company's new Internet community, collaboration and communication software business.

INTERNET COMMUNICATIONS SOFTWARE BUSINESS - CONTINUING OPERATIONS
On May 31, 1998 the Company entered into a license agreement with Intel Corporation that licensed to the Company certain software source code technology related to voice communications over the Internet. The scope of the license was limited primarily to the PC gaming and entertainment market where the bulk of the Company's historical business activity was conducted. In December 1998, the Company re-negotiated the license agreement and secured additional rights allowing it to use the technology in additional market segments outside of PC gaming and entertainment.

In January 1999, the Company shipped its first Internet communications software product into the distribution and retail channels. The product, called Talk n' Play, incorporated the Intel technology and allowed up to four people in separate locations to conduct a four-way voice conference over the Internet while they played on-line games. The product also allowed the user to participate in certain Internet communities. In June 1999, the Company shipped its second Internet communications product, iConference, into the distribution and retail channels, targeting the small-office/home-office market. iConference provided the same four-way Internet voice conferencing capability as Talk n'Play and added the ability for up to four people to transfer files, share files or share a white board while they are engaged in their voice conference. The Company is no longer selling these products.

In August 1999, the Company entered into a second license agreement with Intel Corporation that licensed to the Company additional software source code that the Company believes will enable it to accelerate the development of its next generation Internet communications and collaboration products. Most of the Company's revenue from its new Internet software business was generated in the computer retail channel.

The Company believes that Internet communications and collaboration by the mass market is in an early stage of development and that increasing demand for these services will drive the convergence of real-time data, voice and video multimedia interactivity over the Internet. Currently, most of this technology is "server based." This requires a provider of these services to buy additional computer equipment in order to constantly "scale-up" to meet the increased demands of its subscribers or visitors. The audio technology the Company licensed from Intel Corporation provides a "PC-to-PC" solution. This technology allows a provider to offer a desktop client software solution that will allow its subscribers or visitors to engage in real-time multimedia communications without being "tied" to the provider's server. The Company believes that a significant trend in the future of Internet community, collaboration and communications will be driven by open, standards-based, "PC-to-PC" technology and solutions.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998
The continuing operations of the Company consist of its software business, which began in mid-1998 and has generated revenues beginning in 1999. The results of the Company's continuing operations for the year ended December 31, 1999 are discussed below.

REVENUES
Revenues for 1999 were generated from the sale of two products, Talk n'Play and iConference, and totaled $787,000. The Company discontinued the retail sale of these products in the fourth quarter of 1999. In the first quarter of 2000, the Company released a Beta version of its new product, Socket(TM). The Company anticipates 2000 to be an investment year, in which the focus will be on the distribution of Socket(TM) to end-users and does not expect to generate significant revenue until 2001. The Company is pursing an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners.

GROSS PROFIT
Gross profit for 1999 was $218,000 (27.7% of revenues) and was generated from the retail sale of Talk n'Play and iConference products and is net of the cost of production and inventory adjustments.

RESEARCH AND ENGINEERING
Research and engineering expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $782,000 (99.4% of revenues) in 1999. The Company made significant investments in research and engineering in 1999 and anticipates making significant investments in research and engineering in 2000 as well.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $2.5 million in 1999 from $935,000 in 1998 as a result of expanding the workforce and other activities related to the Internet community, collaboration and communications software business.

SPECIAL CHARGE
The $2.5 million non-cash special charge for purchased in-process technology in 1999 relates to the write-off of technology purchased from Intel Corporation in exchange for two warrants exercisable for a total of 288,988 shares of the Company's Common Stock. Given the shift in the Company's revenue model during late 1999, under which it provides its software to users at no cost, the Company determined that there were no future cash flows to support maintaining the value of this technology on its balance sheet and therefore expensed the entire amount.

INTEREST EXPENSE
Interest expense was allocated to the hardware business.

INTEREST INCOME
Interest income increased to $417,000 in 1999 from $64,000 in 1998 as a result of increased cash balances, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of the hardware business in October 1999 for $15.0 million.

LOSS FROM BENEFICIAL CONVERSION FEATURE
On June 9, 1999, the Company issued and sold to two investors $6.0 million aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 for $6.0 million in cash. The Convertible Debentures were recorded as debt. The beneficial conversion feature was recorded as additional paid in capital and as a discount against long-term debt. The beneficial conversion feature of $987,000 was recognized over 90 days using the effective interest method. The debt was converted to equity prior to December 31, 1999.

PROVISION FOR INCOME TAXES
The Company's tax provision for 1999 includes the establishment of a full valuation allowance of $8.4 million on the Company's deferred tax asset due to the change in the Company's business. A valuation allowance has been recorded for the full amount of deferred tax assets, as a result of uncertainty regarding the realization of the asset balance.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

GENERAL
The Company did not derive any revenue from its continuing operations in 1998 or 1997. The hardware business has been accounted for as discontinued operations, but certain expenses have been allocated to continued operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that are expected to represent continuing expenses.

RESEARCH AND ENGINEERING
Research and engineering expenses were $162,000 for 1998, an increase of 100% compared to 1997. This increase was a result of software engineers and related costs allocated to the software business in 1998.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $935,000 in 1998 from $495,000 in 1997. The increase in selling, general and administrative expenses in 1998 was a result of more employee costs and expenses allocated to continuing operations during 1998 since there were more employees focused on the software business during this period compared to 1997.

INTEREST INCOME
Interest income for 1998 was $64,000. This compares with interest income of $304,000 in 1997. Interest income represents earnings from the investment of the cash balances of the Company, which were significantly higher during 1997 compared to 1998.

RESULTS OF DISCONTINUED OPERATIONS

1999 COMPARED TO 1998 AND 1997
The sale of the hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations included elsewhere in this Form 10-K. Revenues from discontinued operations were $13.5 million, $25.9 million and $45.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Certain expenses have been allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

Loss from discontinued operations was $5.2 million in 1999 compared to loss from discontinued operations of $8.0 million in 1998 and income from discontinued operations of $3.4 million in 1997. The income/loss from discontinued operations represents the net activity of the discontinued hardware business, including revenues and associated expenses and the resulting tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997, respectively. Income (loss) from discontinued operations includes the entire tax provision (benefit) of the Company for the years ended December 31, 1998 and 1997 as management determined that income taxes (benefits) were primarily associated with the hardware business because the software business had limited activity in 1998 and 1997.

The significant loss incurred in 1998 in comparison to 1997 is primarily due to the influx of several large competitors late in 1997 with greater economies of scale, creating an extremely competitive environment resulting in declining sales prices and increased marketing costs. Leading up to and during part of 1997, the Company was one of the leaders in the game controller market and was generating positive net income.

The Company realized a gain on the disposal of its discontinued operations of $6,000 in 1999. The gain was the difference between the estimated proceeds of the sale and the Company's basis in the net assets sold and related expenses.

LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, proceeds from the sale of its hardware business and proceeds from the sale of equity securities. At December 31, 1999, the Company had $15.5 million of working capital and its current ratio was 5.6:1.0

In late 1998, the Company entered into a demand discretionary $16.0 million line of credit. The Company did not utilize the line as expected. On July 30, 1999, the Company paid off the balance of the line of credit and the Company and the lender terminated the line of credit.

On January 28, 1999, the Company issued to three investors an aggregate of 250,000 shares of the Company's Common Stock (subject to adjustment as described below) and warrants to acquire 70,754 shares of Common Stock for an aggregate of $4.0 million. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Common Stock warrants are exercisable until January 28, 2004. The Company also agreed to issue to the investors "adjustment" shares of its Common Stock for no additional consideration depending upon the market price of the Company's Common Stock during specified periods following the investment. The adjustment periods lapsed in July 1999 and the Company was not required to issue any additional shares.

On June 9, 1999, the Company issued and sold to two investors $6.0 million aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures were converted into 492,011 shares of the Company's Common Stock in December 1999.

On August 31, 1999, the Company sold 273,853 shares of the Company's Common Stock for $18.258 per share to a single investor, receiving $5.0 million in proceeds. In connection with the sale, the Company issued a warrant for 30,000 shares of the Company's Common Stock to the investor's financial consultant as a finder's fee. The exercise price for this warrant is $18.258 per share and is exercisable at any time before August 30, 2004.

In August 1999, the Company issued a warrant to acquire 200,000 shares of its Common Stock for $18.09 per share to Intel Corporation in exchange for certain technology that was subsequently written off (see "Purchased In-Process Technology" above). The warrant is exercisable until August 9, 2004.

Net cash provided by operating activities was $5.7 million in 1999 primarily as a result of the sale of the hardware business assets and $8.8 million of non-cash operating expenses, offset by a net loss of $15.8 million and a decrease in payables and accrued liabilities of $5.2 million. This compares to net cash used in operating activities of $5.0 million in 1998.

Accounts payable decreased $6.1 million to $1.1 million at December 31, 1999 from $7.2 million at December 31, 1998 primarily as a result of the sale of the hardware business and the related decrease in trade purchases.

The Company believes that available funds generated by the sale of the hardware business on October 1, 1999 in the amount of $15.0 million and the receipt of $16.3 net proceeds in connection with the issuance of additional equity during 1999 will be adequate to meet the Company's cash needs during the next twelve months. The Company may require additional capital beyond the amounts currently forecasted by the Company. Any such required additional capital may not be available on reasonable terms, if at all, at such time or times as required by the Company.

YEAR 2000
The Company has not incurred any material problems with its information systems, products, suppliers, service providers or customers related to the year 2000.

The Company spent approximately $47,000 on year 2000 issues and anticipates spending an additional $8,700 on a new year 2000 compliant voice mail system.

NEW ACCOUNTING PRONOUNCEMENT
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

RISK FACTORS

THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS AT ANTICIPATED RATES The Company intends to use strategic partners, word-of-mouth or "viral expansion" and a comprehensive marketing campaign to help in attracting users of its software. Once attracted, the Company must retain its customers. In order to do this, the Company must provide an excellent first experience, continuously improve its product features, create high switching costs and build a foundation for viral expansion. The Company's revenue model is driven off of volume activity with strategic partners. Without a sufficient customer base, the Company may not be able to achieve the revenue levels it needs to attain profitable operations.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY EFFECT VIRAL EXPANSION
The Company anticipates that word-of-mouth, or viral expansion, will become its largest distribution channel. The Company anticipates that it will be able to attract a significant number of customers through viral expansion. If this does not happen as the Company anticipates, it may need to determine other acceptable methods of distribution for its products.

THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN STRATEGIC PARTNERS
The Company's business model is based on an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners. If the Company does not attract and retain Internet and e-commerce partners, it may not be able to generate sufficient levels of revenue to support the Company's operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company's liquid investments as of December 31, 1999 were at fixed interest rates and had original maturities of 90 days or less. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


Independent Auditors' Report


The Board of Directors
CenterSpan Communications Corporation


We have audited the accompanying consolidated balance sheet of CenterSpan Communications Corporation and subsidiaries (formerly ThrustMaster, Inc.) as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of CenterSpan Communications Corporation for the years ended December 31, 1998 and 1997 were audited by other auditors whose report thereon dated January 25, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterSpan Communications Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




KPMG LLP

Portland, Oregon
February 19, 2000

                         Report of Independent Accountants

To the Shareholders and Board of Directors of Centerspan Communications Corporation:

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended
December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Centerspan Communications Corporation and subsidiaries at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Centerspan Communications Corporation and subsidiaries for any period subsequent to December 31, 1998.


PricewaterhouseCoopers LLP
January 25, 1999

                      CENTERSPAN COMMUNICATIONS CORPORATION
                          (FORMERLY THRUSTMASTER, INC.)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                                  DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                         1999                    1998
                                                                                   ------------------      -----------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                    $            16,467     $              460
    Restricted cash                                                                            2,282                      -
    Accounts receivable, net                                                                       4                      -
    Prepaid expenses and other                                                                   179                    134
    Net assets from discontinued operations                                                        -                 17,737
    Income taxes receivable                                                                        -                  2,078
    Deferred tax assets                                                                            -                  4,677
                                                                                   ------------------      -----------------
        Total current assets                                                                  18,932                 25,086

Plant and equipment, net                                                                         400                    843
Other assets                                                                                      25                     25
                                                                                   ------------------      -----------------
        Total assets                                                             $            19,357     $           25,954
                                                                                   ==================      =================


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Operating line of credit                                                     $                 -     $            5,821
    Accounts payable                                                                           1,055                  7,202
    Accrued liabilities                                                                        2,342                  1,378
                                                                                   ------------------      -----------------
        Total current liabilities                                                              3,397                 14,401
                                                                                   ------------------      -----------------

Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
      none issued or outstanding                                                                   -                      -
    Common stock, no par value, 25,000,000 shars authorized;
      5,950,120 and 4,597,333 shares issued and outstanding                                   31,736                 14,846
    Common stock warrants                                                                      3,530                      -
    Accumulated deficit                                                                      (19,306)                (3,262)
    Accumulated other comprehensive loss                                                           -                    (31)
                                                                                   ------------------      -----------------
       Total shareholders' equity                                                             15,960                 11,553
                                                                                   ------------------      -----------------
       Total liabilities and shareholders' equity                                $            19,357     $           25,954
                                                                                   ==================      =================


  The accompanying notes are an integral part of these consolidated financial statements.

                      CENTERSPAN COMMUNICATIONS CORPORATION
                          (FORMERLY THRUSTMASTER, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                         1999                  1998                  1997
                                                                   -----------------     -----------------     -----------------
Revenue                                                          $              787    $                -    $                -
Cost of goods sold                                                              569                     -                     -
                                                                   -----------------     -----------------     -----------------
Gross profit                                                                    218                     -                     -

Operating expenses:
    Research and engineering                                                    782                   162                     -
    Selling, general and administrative                                       2,474                   935                   495
    Special charge                                                            2,500                     -                     -
                                                                   -----------------     -----------------     -----------------
                                                                              5,756                 1,097                   495
                                                                   -----------------     -----------------     -----------------
Loss from operations                                                         (5,538)               (1,097)                 (495)


Interest income                                                                 417                    64                   304
Expense from beneficial conversion feature                                     (987)                    -                     -
                                                                   -----------------     -----------------     -----------------
                                                                               (570)                   64                   304
                                                                   -----------------     -----------------     -----------------
Loss from continuing operations before taxes                                 (6,108)               (1,033)                 (191)
Provision for income taxes                                                    4,532                     -                     -
                                                                   -----------------     -----------------     -----------------
Loss from continuing operations                                             (10,640)               (1,033)                 (191)
Loss from discontinued operations:
  Income (loss) from discontinued operations, net
    of tax provision (benefit) of $0, ($5,792) and $1,615                    (5,207)               (8,023)                3,388
  Gain from disposal of discontinued operations                                   6                     -                     -
                                                                   -----------------     -----------------     -----------------
Net income (loss)                                                $          (15,841)   $           (9,056)   $            3,197
                                                                   =================     =================     =================

Basic and diluted loss per share from continuing
  operations                                                     $            (2.11)   $            (0.24)   $            (0.04)
                                                                   =================     =================     =================

Income (loss) per share from discontinued operations:
  Basic                                                          $            (1.03)   $            (1.83)   $             0.79
                                                                   =================     =================     =================
  Diluted                                                        $            (1.03)   $            (1.83)   $             0.73
                                                                   =================     =================     =================

Net income (loss) per share:
  Basic                                                          $            (3.14)   $            (2.07)   $             0.75
                                                                   =================     =================     =================
  Diluted                                                        $            (3.14)   $            (2.07)   $             0.69
                                                                   =================     =================     =================

Shares used for per share calculations:
  Basic                                                                       5,038                 4,380                 4,268
                                                                   =================     =================     =================
  Diluted                                                                     5,038                 4,380                 4,660
                                                                   =================     =================     =================


  The accompanying notes are an integral part of these consolidated financial statements.

                      CENTERSPAN COMMUNICATIONS CORPORATION
                          (FORMERLY THRUSTMASTER, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                            1999                  1998                   1997
                                                                       ----------------      ----------------       ----------------
Cash flows from operating activities:
   Loss from continuing operations                                   $         (10,640)    $          (1,033)     $            (191)
   Gain (loss) from discontinued operations                                     (5,207)               (8,023)                 3,388
   Gain from sale of discontinued operations                                         6                     -                      -
                                                                       ----------------      ----------------       ----------------
     Net income (loss)                                                         (15,841)               (9,056)                 3,197
   Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
         Depreciation                                                              607                 1,124                    471
         Deferred income taxes                                                   4,677                (4,332)                  (127)
         Beneficial conversion feature on debt                                     987                     -                      -
         Warrants issued for technology                                          2,500                     -                      -
   Changes in operating assets and liabilities
         Restricted cash                                                        (2,282)                    -                      -
         Accounts receivable                                                        (4)                    -                      -
         Prepaid expenses and other assets                                         363                   (94)                  (181)
         Income taxes receivable                                                 2,078                (2,078)                     -
         Accounts payable and accrued liabilities                               (5,152)                2,942                    792
         Net assets from discontinued operations                                17,737                 6,474                (10,494)
                                                                       ----------------      ----------------       ----------------
               Net cash provided by (used in) operating activities               5,670                (5,020)                (6,342)

Cash flows from investing activities:
   Payments for purchase of plant and equipment                                   (172)                 (359)                  (793)

Cash flows from financing activities:
   Proceeds from (payments on) operating line of credit, net                    (5,821)                4,711                  1,110
   Payments on long-term debt                                                        -                     -                    (10)
   Proceeds from issuance of convertible debt                                    6,000                     -                      -
   Proceeds from issuance of common stock and warrants                          10,330                   679                     64
                                                                       ----------------      ----------------       ----------------
               Net cash provided by financing activities                        10,509                 5,390                  1,164
                                                                       ----------------      ----------------       ----------------

Increase (decrease) in cash and cash equivalents                                16,007                    11                 (5,971)

Cash and cash equivalents:
   Beginning of period                                                             460                   449                  6,420
                                                                       ----------------      ----------------       ----------------
   End of period                                                     $          16,467     $             460      $             449
                                                                       ================      ================       ================

Cash paid during the year for:
   Income taxes                                                      $               -     $           1,025      $           1,531


  The accompanying notes are an integral part of these consolidated financial statements.

                      CENTERSPAN COMMUNICATIONS CORPORATION
                          (FORMERLY THRUSTMASTER, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                                                 Retained
                                                                        Common Stock               Common        Earnings
                                                             ------------------------------------  Stock       (Accumulated
                                                                 Shares           Amount          Warrants       Deficit)
                                                             ---------------    ------------     -----------    -----------
Balance at December 31, 1996                                          4,240   $      13,301    $          -   $      2,597

Proceeds from issuance of common stock                                   54              64               -              -
Tax benefits from stock options exercised                                 -             121               -              -
Net income                                                                -               -               -          3,197
                                                             ---------------    ------------     -----------    -----------
Balance at December 31, 1997                                          4,294          13,486               -          5,794

Proceeds from issuance of common stock                                  303             679               -              -
Tax benefits from stock options exercised                                 -             681               -              -
Comprehensive loss:
  Cumulative translation adjustment                                       -               -               -              -
Net loss                                                                  -               -               -         (9,056)
                                                             ---------------    ------------     -----------    -----------
Balance at December 31, 1998                                          4,597          14,846               -         (3,262)

Proceeds from issuance of common stock                                  848           9,270           1,030              -
Tax benefits from stock options exercised                                 -              30               -              -
Beneficial conversion feature on debt                                     -             987               -              -
Conversion of convertible debt                                          492           6,000               -              -
Warrants provided to common shareholders                                 13             203               -           (203)
Warrants issued in exchange for goods and services                        -               -           2,500              -
Non-cash compensation expense                                             -             400               -              -
Comprehensive income:
  Cumulative translation adjustment                                       -               -               -              -
Net loss                                                                  -               -               -        (15,841)
                                                             ---------------    ------------     -----------    -----------
Balance at December 31, 1999                                          5,950   $      31,736    $      3,530   $    (19,306)
                                                             ===============    ============     ===========    ===========

                                                                   Accumulated
                                                                      Other          Total
                                                                  Comprehensive   Shareholders'
                                                                  Income (Loss)      Equity
                                                               --------------------------------
Balance at December 31, 1996                                 $              -    $      15,898

Proceeds from issuance of common stock                                      -               64
Tax benefits from stock options exercised                                   -              121
Net income                                                                  -            3,197
                                                               ---------------     ------------
Balance at December 31, 1997                                                -           19,280

Proceeds from issuance of common stock                                      -              679
Tax benefits from stock options exercised                                   -              681
Comprehensive loss:
  Cumulative translation adjustment                                       (31)             (31)
Net loss                                                                    -           (9,056)
                                                               ---------------     ------------
Balance at December 31, 1998                                              (31)          11,553

Proceeds from issuance of common stock                                      -           10,300
Tax benefits from stock options exercised                                   -               30
Beneficial conversion feature on debt                                       -              987
Conversion of convertible debt                                              -            6,000
Warrants provided to common shareholders                                    -                -
Warrants issued in exchange for goods and services                          -            2,500
Non-cash compensation expense                                               -              400
Comprehensive income:
  Cumulative translation adjustment                                        31               31
Net loss                                                                    -          (15,841)
                                                               ---------------     ------------
Balance at December 31, 1999                                 $              -    $      15,960
                                                               ===============     ============


  The accompanying notes are an integral part of these consolidated financial statements

                      CENTERSPAN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  THE COMPANY

CenterSpan Communications Corporation was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon Corporation. The Company changed its name to CenterSpan Communications Corporation in October 1999.

The Company has historically been a developer and marketer of realistic, high quality game controllers for the home personal computer ("PC") and video console markets, which comprised the Company's hardware business. The Company sold this portion of its business in July 1999. See Note 3. The Company is now pursuing an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners.

The Company's new Internet community, collaboration and communications business develops and markets Internet software products based on three cutting-edge technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing. The Company's new Internet community, collaboration and communications product is nearing commercial release.

The consolidated financial statements include the accounts of CenterSpan Communications Corporation (the "Company"), an Oregon corporation, and its wholly-owned subsidiaries, ThrustMaster (Europe) Limited and ThrustMaster (Deutschland) GmbH.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

RESTRICTED CASH. Restricted cash includes $2,250 held in escrow related to the sale of the Company's hardware business. The $2,250 is scheduled to be released at various dates through May 31, 2000. The entire $2,250 may not be received by the Company in certain circumstances that relate to the ability of the purchaser to renew a certain contract, collect accounts receivable and sell through inventory that existed at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of accounts receivable and accounts payable. For the periods presented, the fair value of the Company's financial instruments is equal to the carrying value of the financial instruments.

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

REVENUE RECOGNITION. Revenue for software sold in the retail channel was recognized at the time of product shipment. Beginning in 2000, revenue generated by the Company's new product, Socket(TM), will be recognized at the time an end-user transaction is completed with one of the Company's Internet affiliate partners.

RESEARCH AND ENGINEERING EXPENSE. Research and engineering costs, including software development costs, are charged to operations as incurred and totaled $782, $162 and $0 for continuing operations in 1999, 1998 and 1997, respectively.

SOFTWARE DEVELOPMENT COSTS. Development costs related to software products are expensed until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant, and, accordingly, no costs have been capitalized.

TECHNOLOGY. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and changing customer needs. The Company believes that its future success will depend, in part, upon its ability to enhance its current products and develop new products on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. An inability of the Company to generate demand for its products, whether as a result of competition, technological change or other factors, could have a material adverse effect on the Company's financial condition and results of operations.

ADVERTISING. Advertising costs, which include cooperative advertising and marketing development funds, are expensed as incurred and totaled $159 for continuing operations in 1999 and zero in 1998 and 1997.

STOCK BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the exercise price of the instrument granted and the fair value of the underlying stock. Non-employee stock-based compensation is determined in accordance with SFAS No. 123, utilizing the Black Scholes valuation methodology. Stock-based compensation is amortized over the vesting period of the related securities.

EARNINGS PER SHARE DATA. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

COMPREHENSIVE INCOME (LOSS). The Company has adopted the accounting treatment prescribed by Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Comprehensive income (loss) was $(15,810), $(9,087) and 3,197 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

NOTE 3.  DISCONTINUED OPERATIONS: DISPOSAL OF HARDWARE BUSINESS ASSETS

On July 26, 1999, the Company entered into an agreement to sell substantially all of the assets of its hardware business including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15,000 in cash, $2,250 million of which remains in an escrow account and is scheduled to be released at various dates through May 31, 2000. The entire $2,250 may not be received by the Company in certain circumstances that relate to the ability of the purchaser to renew a certain contract, collect accounts receivable and sell through inventory that existed at the date of purchase. The Company recorded a gain on the disposal of its hardware business of $6 in the fourth quarter of 1999. Revenues applicable to the discontinued operations were $13,452, $25,905 and $45,494 for the years ended December 31, 1999, 1998 and 1997, respectively.

The components of net assets from discontinued operations included in the consolidated balance sheet at December 31, 1998 were as follows:

Accounts receivable, net                              $       10,581
Inventories, net                                               6,786
Prepaid expenses and other                                       118
Tooling, net                                                   1,507
Sales return and warranty reserves                            (1,255)
                                                         --------------
                                                      $       17,737
                                                         ==============

NOTE 4.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The financial instrument which potentially subjects the Company to concentration of credit risk is accounts receivable. The Company's accounts receivable are primarily from a small number of computer wholesale distributors and software specialty stores located in the United States, Canada, and western Europe. Management believes that any risk of loss is significantly reduced by its ongoing credit evaluations of its distributors' financial condition

Two distributors accounted for 89% and 10%, respectively, of the Company's total revenue from continuing operations in 1999. These distributors accounted for 75% and 0%, respectively, of the accounts receivable balance at December 31, 1999. The Company did not have any revenue from continuing operations in 1998 or 1997.

NOTE 5.  PLANT AND EQUIPMENT

Plant and equipment consists of the following at December 31:

                                                                1999             1998
                                                             ------------     ------------
Computers and other equipment                            $        634     $        844
Tooling                                                             3                -
Furniture and fixtures                                            364              393
                                                             ------------     ------------
                                                                1,001            1,237
Less:  Accumulated depreciation                                  (601)            (394)
                                                             ------------     ------------
                                                         $        400     $        843
                                                             ============     ============

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                                                                     1999              1998
                                                                                 -------------     -------------
Accrued bonuses                                                              $          300    $           35
Accrued sublease costs                                                                  297                 -
Other accrued expenses related to discontinued operations                             1,553                 -
Other liabilities                                                                       192             1,343
                                                                                 -------------     -------------
                                                                             $        2,342    $        1,378
                                                                                 =============     =============

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under non-cancelable operating leases. Certain of the facility leases contain escalation clauses. The following is a schedule by years, through expiration of the facilities leases, of future minimum lease payments required under these leases as of December 31, 1999:

                       For the year ending December 31,
                       2000                                          $            243
                       2001                                                       248
                       2002                                                       255
                       2003                                                       180
                                                                         ---------------
                                                                     $            926
                                                                         ===============

Under the agreements for the lease of its office, production, and distribution facilities, the Company is obligated to the lessors for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rental expense totaled $222, $222 and $133 for the years ended December 31, 1999, 1998, and 1997, respectively.

From time to time, the Company is involved in various claims arising from the operation of the business. Management does not believe that the items outstanding at December 31, 1999 will have a material adverse impact on the financial position of the Company.

NOTE 8.  CHANGES IN EQUITY

On January 28, 1999, the Company issued to three investors an aggregate of 250 shares of the Company's Common Stock (subject to adjustment as described below) and warrants to acquire 71 shares of Common Stock for an aggregate of $4,000. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Common Stock warrants are exercisable until January 28, 2004. The Company also agreed to issue to the investors "adjustment" shares of its Common Stock for no additional consideration depending upon the market price of the Company's Common Stock during specified periods following the investment. The adjustment periods lapsed in July 1999 and the Company was not required to issue any additional shares.

On June 9, 1999, the Company issued and sold to two investors $6,000 aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures were converted into 492 shares of the Company's Common Stock in December 1999.

On August 31, 1999, the Company sold 274 shares of the Company's Common Stock for $18.258 per share to a single investor, receiving $5,000 in proceeds. In connection with the sale, the Company issued a warrant for 30 shares of the Company's Common Stock to the investor's financial consultant as a finder's fee. The exercise price for this warrant is $18.258 per share and is exercisable at any time before August 30, 2004.

In August 1999, the Company issued a warrant to acquire 200 shares of its Common Stock for $18.09 per share to Intel Corp. in exchange for certain technology that was subsequently written off as a special charge. The warrant is exercisable until August 9,2004.

NOTE 9.  STOCK OPTION PLANS AND WARRANTS

OPTIONS
The Company has adopted a stock option plan for employees and directors (the "1998 Stock Option Plan"). The Company has reserved 1,000 shares for issuance under the 1998 Stock Option Plan. Subject to shareholder approval at the Company's 2000 Annual Meeting, the number of shares reserved for issuance will increase by 500 to a total of 1,500. The plan provides for incentive stock options and nonqualified options to be granted. The Company previously made grants under the 1994 Stock Option Plan, the 1994 Directors' Stock Option Plan, and a nonqualified plan adopted in 1990 under which 1,200 shares had been reserved. In May 1998, any ungranted options and any future forfeitures under the 1994 and 1990 option plans were transferred to the 1998 Stock Option Plan. At December 31, 1999, the Company had 1,492 shares reserved for issuance under the 1998 Stock Option Plan and all previous plans combined. The Company has also issued options outside of the 1998 Stock Option Plan for which it had 110 shares reserved for issuance at December 31, 1999.

The stock option plans generally require the price of options to be at the estimated fair market value of the stock at the date of grant. Options have a maximum duration of ten years (five years under certain circumstances) and may be exercised in varying amounts over the vesting periods. During 1998, the Board of Directors approved a stock option repricing for all executives and employees of the Company. Included in the options granted and options cancelled in 1998 are 278 options related to this repricing. The repricing was effective as of October 1, 1998.

The following table summarizes all stock option transactions:

                                                                                                    Weighted
                                                                                                     Average
                                                                    Shares           Shares         Exercise
                                                                  Available        Subject to         Price
                                                                  for Grant          Options        Per Share
                                                                 -------------     ------------   --------------
Balances, December 31, 1996                                            426              734           $ 2.69
  Options granted                                                    (243)              243             9.82
  Options cancelled                                                     40             (40)             7.61
  Options exercised                                                      -             (41)             1.55
                                                                 -------------     ------------   --------------
Balances, December 31, 1997                                            223              896             4.54
  Additional shares reserved                                         1,060                -                -
  Options granted                                                    (811)              811             6.25
  Options cancelled                                                    358            (358)             9.37
  Options exercised                                                      -            (303)             2.24
                                                                 -------------     ------------   --------------
Balances, December 31, 1998                                            830            1,046             4.11
  Additional shares reserved                                            50                -                -
  Options granted                                                    (752)              752            14.31
  Options cancelled                                                    293            (293)             7.87
  Options exercised                                                      -            (324)             4.35
                                                                 -------------     ------------   --------------
Balances, December 31, 1999                                            421            1,181           $10.01
                                                                 =============     ============   ==============

The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding                                      Options Exercisable
------------------------------------------------------------------------    ----------------------------------
                                            Weighted
                                             Average          Weighted                            Weighted
     Range of                               Remaining         Average          Number of           Average
     Exercise              Number          Contractual        Exercise          Shares            Exercise
      Prices            Outstanding        Life (years)        Price          Exercisable           Price
------------------    ---------------     -------------     ------------    ---------------    ---------------
    $ 0.27 - 5.34           457               7.3               $3.03              455             $ 3.03
     7.40 - 13.69           311               9.6               12.86               21               8.84
    15.00 - 17.50           413               9.8               15.58               80              15.47
------------------    ---------------     -------------     ------------    ---------------    ---------------
    $0.27 - 17.50         1,181               8.8              $10.01              556             $ 5.04
==================    ===============     =============     ============    ===============    ===============

At December 31, 1998 and 1997, 308 and 494 options, respectively, were exercisable at weighted average exercise prices of $2.73 per share and $2.25 per share, respectively.

WARRANTS
All warrants are exercisable for shares of the Company's Common Stock. The following table summarizes warrant transactions:

                                                                     Warrant                          Weighted
                                                      Shares          Shares                          Average
                      Shares          Warrant        Acquired      Outstanding                        Exercise
     Date           Subject to        Shares           Upon        at December       Expiration        Price
    Issued            Warrant        Cancelled       Exercise        31, 1999           Date         Per Share
---------------   ---------------   ------------    -----------   ---------------   -------------   -------------
     03/03/95           117             14               13              90           02/24/00           7.57
     05/04/98            89              -               -               89           12/04/03           4.81
     08/09/99           200              -               -              200           08/09/04          18.09
     08/30/99            30              -               -               30           08/30/04          18.26
     01/28/99            35              -               -               35           01/28/04          20.00
     01/28/99            35              -               -               35           01/28/04          22.40
                                                                  ---------------                   -------------
                                                                        479                            $14.11
                                                                  ===============                   =============

At December 31, 1999, 1998 and 1997 warrants covering 479, 206 and 117 shares of the Company's Common Stock, respectively, were exercisable at weighted average exercise prices of $14.11, $6.38 and $7.57 per share, respectively.

SFAS 123
The Company applies APB opinion No. 25 and related interpretations in accounting for its stock based compensation plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the fair value method requirements under SFAS 123 for all awards subsequent to January 1, 1995, are presented below.

The weighted average per share fair value of options and warrants granted during 1999, 1998 and 1997 was $6.37 $0.66 and $2.04, respectively. The fair value of each option and warrant granted during the years ended 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Year ended December 31,
                                     ---------------------------------------------------------
                                          1999                1998                 1997
                                     ----------------    ----------------    -----------------
Risk-free interest rate                    4.6%-5.9%           4.1%-5.6%           5.9%-6.8%
Expected dividend yield                           0%                  0%                  0%
Expected lives (years)                            5                 3.3                 3.3
Volatility                                   76%-78%               33.9%               26.7%

Had compensation cost for the Company's stock option plans and warrants been determined consistent with SFAS 123, the Company's net income (loss) would have been adjusted to the following pro forma amounts:

                                                                            Year Ended December 31,
                                                                   -------------------------------------------
                                                                      1999            1998            1997
                                                                   -----------     -----------     -----------
Loss from continuing operations:
   As reported                                                  $    (10,640)   $     (1,033)   $       (191)
   Pro forma                                                         (11,277)         (1,033)           (191)
Basic and diluted loss per share from continuing operations:
   As reported                                                         (2.11)          (0.24)          (0.04)
   Pro forma                                                           (2.24)          (0.24)          (0.04)

Income (loss) from discontinued operations:
   As reported                                                        (5,201)         (8,023)           3,388
   Pro forma                                                          (5,340)         (8,288)           3,178
Basic income (loss) per share from discontinued operations:
   As reported                                                         (1.03)          (1.83)            0.79
   Pro forma                                                           (1.06)          (1.89)            0.74
Diluted income (loss) per share from discontinued operations:
   As reported                                                         (1.03)          (1.83)            0.73
   Pro forma                                                           (1.06)          (1.89)            0.68

Net income (loss):
   As reported                                                       (15,841)         (9,056)           3,197
   Pro forma                                                         (16,617)         (9,321)           2,987
Basic net income (loss) per share:
   As reported                                                         (3.14)          (2.07)            0.75
   Pro forma                                                           (3.30)          (2.13)            0.70
Diluted net income (loss) per share:
   As reported                                                         (3.14)          (2.07)            0.69
   Pro forma                                                           (3.30)          (2.13)            0.64

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts.

NOTE 10.  INCOME TAXES

The provision for (benefit from) income taxes from continuing operations in 1999 and discontinued operation in 1998 and 1997 is as follows:

                                         Year ended December 31,
                             -------------------------------------------------
                                 1999              1998              1997
                             -------------     -------------     -------------
Current:
  Federal                 $       (145)     $      (2,224)   $       1,535
  State                              -                  -              207
                             -------------     -------------     -------------
                                     -             (2,224)           1,742
Deferred:
  Federal                        4,166             (2,591)            (105)
  State                            511               (977)             (22)
                             -------------     -------------     -------------
                                 4,677             (3,568)            (127)
                             -------------     -------------     -------------
                          $      4,532      $      (5,792)   $       1,615
                             =============     =============     =============

The provision for (benefit from) income taxes differs from the amount of income taxes determined by applying the statutory federal income tax rate to income from continuing operations for 1999 and discontinued operations for 1998 and 1997 due to the following:

                                                                          Year Ended December 31,
                                                                  -----------------------------------------
                                                                     1999            1998           1997
                                                                  -----------     -----------     ---------
Statutory federal income tax rate                                      (34.0) %        (34.0) %       34.0  %
State taxes, net of federal income taxes                               (4.4)            (4.4)          2.2
Change in valuation allowance                                          108.0
Research and development tax credit and other                              -            (3.5)         (3.9)
                                                                  -----------     -----------     ---------
Effective tax rate                                                      69.6  %        (41.9) %       32.3  %
                                                                  ===========     ===========     =========

Deferred tax assets (liabilities) are comprised of the following components:

                                                                                          December 31,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  -------------     -----------
Deferred tax assets:
  Expenses and allowances not currently deductible                             $          627     $     1,158
  Net operating loss carryforwards                                                      7,155           2,938
  Credit carryforwards                                                                    581             581
                                                                                  -------------     -----------
Net deferred income taxes                                                               8,363           4,677
Valuation allowance                                                                    (8,363)              -
                                                                                  -------------     -----------
                                                                               $            -     $     4,677
                                                                                  =============     ===========

The valuation allowance for deferred tax assets as of January 1, 1997 was $0. The net change in total valuation allowance for the years ended December 31, 1999, 1998 and 1997 was an increase of $8,363, $0 and $0, respectively.

The Company has federal, state and foreign net operating loss carryforwards of $12,100, $20,015 and $6,550, respectively, that expire from 2013-2019. The
Company has accumulated unused federal and state research and experimentation credits of approximately $461 that expire from 2003-2019. The Company also has Alternative Minimum Tax (AMT) credits in the amount of $163, which may be carried forward indefinitely.

NOTE 11.  EARNINGS PER SHARE

Shares used for basic and diluted earnings per share ("EPS") are the same for 1999 and 1998 since the Company was in a loss position. The difference between the 4,268 shares used for the basic EPS calculation in 1997 and the 4,660 shares used for the diluted EPS calculation in 1997 is a result of 392 dilutive common stock equivalents related to stock options and warrants.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

                                                     Year Ended December 31,
                                         -----------------------------------------------
                                            1999             1998              1997
                                         ------------    --------------     ------------
Stock options                                1,181            1,046               40
Stock warrants                                 479              117                -
                                         ------------    --------------     ------------
  Total                                      1,660            1,163               40
                                         ============    ==============     ============

NOTE 12.  401 (k) PLAN

The Company has a 401(k) Plan (the "Plan") covering substantially all employees meeting minimum service requirements. The Plan allows the Company to make discretionary matching contributions. The Company provided discretionary contributions of $30, $46, and $45 for the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1999 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA             1ST QUARTER        2ND QUARTER       3RD QUARTER       4TH QUARTER
------------------------------------            -----------        -----------       -----------       -----------
1998
----
Revenue                                             $     -            $     -           $     -           $     -
Gross profit                                              -                  -                 -                 -
Loss from continuing operations                        (203)              (203)             (244)             (383)
Loss from discontinued operations                    (1,038)            (2,626)           (3,038)           (1,321)
Net loss                                             (1,241)            (2,829)           (3,282)           (1,704)
Loss per share from continuing operations
       Basic                                          (0.05)             (0.05)            (0.06)            (0.09)
       Diluted                                        (0.05)             (0.05)            (0.06)            (0.09)
Loss per share from discontinued
   operations
       Basic                                          (0.24)             (0.60)            (0.69)            (0.29)
       Diluted                                        (0.24)             (0.60)            (0.69)            (0.29)

1999
----
Revenue                                             $   346            $   375           $    85           $   (19)
Gross profit                                            246                235                71              (334)
Loss from continuing operations                        (202)            (5,113)           (1,724)           (3,601)
Gain (loss) from discontinued operations
                                                       (196)            (5,011)                -                 6
Net loss                                               (398)           (10,124)           (1,724)           (3,595)
Loss per share from continuing operations
       Basic                                          (0.04)             (1.05)            (0.34)            (0.66)
       Diluted                                        (0.04)             (1.05)            (0.34)            (0.66)
Gain (loss) per share from discontinued
   operations
       Basic                                          (0.04)             (1.03)                -                 -
       Diluted                                        (0.04)             (1.03)                -                 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers LLP ("PWC") was the Company's independent auditors for its fiscal year ended December 31, 1998. On November 17, 1999, with the approval of the Audit Committee of the Board of Directors, the Company dismissed PWC as its independent auditors. PWC's reports on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's last two fiscal years and during the current year through November 17, 1999, there were not any disagreements with PWC on any matter of auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

PWC filed a letter dated November 17, 1999 indicating its concurrence with these statements.

The Company engaged KPMG LLP ("KPMG") as its new independent accountants as of November 17, 1999. During the two most recent fiscal years and through November 17, 1999, the Company had not consulted with KPMG on items which: 1) were or should have been subject to SAS 50; or 2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304 (a) (2)).


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

                                                                                            Page
                                                                                            ----
Independent Auditors' Report                                                                 16

Report of Independent Public Accountants                                                     17

Consolidated Balance Sheets as of December 31, 1999 and 1998                                 18

Consolidated Statements of Operations for the years ended December 31, 1999,1998
  and 1997                                                                                   19

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
  and 1997                                                                                   20

Consolidated Statements of Shareholders' Equity for the years ended December 31,
  1999, 1998 and 1997                                                                        21

Notes to Consolidated Financial Statements                                                   22

There are no schedules required to be filed herewith.

REPORTS ON FORM 8-K
The following reports on Form 8-K were filed during the quarter ended December 31, 1999:
     -   Form 8-K dated  October 1, 1999 and filed  October 18, 1999 under
         Item 2,  Acquisition  or  Disposition  of Assets;
     -   Form 8-K dated November 17, 1999 and filed November 23, 1999 under
         Item 4, Change in Registrant's Certifying Accountant; and
     -   Form 8-K dated December 17, 1999 and filed December 21, 1999 under
         Item 5, Other Events.

EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:


    Exhibit No.
    -----------
         2           Asset Purchase Agreement dated July 26, 1999 among
                     Guillemont Corporation, S.A., as the Purchaser, and
                     Thrustmaster, Inc., as the Seller (Incorporated by
                     reference to Exhibit A to the Company's definitive proxy
                     statement for the September 27, 1999 Special Meeting of
                     Shareholders)

     3.1(1)          Articles of Incorporation, as amended

     3.2(2)          Amended and Restated Bylaws

     4.1(1) Description of Capital Stock contained in the Articles of Incorporation, as amended (see Exhibit 3.1)

     4.2(2) Description of Rights of Security Holders contained in the Amended and Restated Bylaws (see Exhibit 3.2)

     4.3(1)          Form of Certificate for Shares of Common Stock

     4.4(1)          Form of Representatives' Warrant Agreement among the
                     Company, Cruttenden Roth and Black & Company, Inc.

     4.5(4) Securities Purchase Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto

     4.6(4)          Form of Callable Warrant

     4.7(4) Registration Rights Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto

     4.8(6)          Common Stock Purchase Agreement, dated as of August 6,
                     1999, between the Company and Peter R. Kellogg

     4.9(6)          Form of Warrant issued to Lucas Capital Management

     10.1            1998 Stock Option Plan (Incorporated by reference to
                     Exhibit A to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders)

     10.2(1)         1994 Incentive Compensation Plan, dated December 21, 1993

     10.3(3)         Directors' Nonqualified Stock Option Plan, dated July 19,
                     1994, as amended

     10.4(3)         1994 Stock Option Plan, dated July 19, 1994, as amended

     10.5            1990 Stock Option Plan (incorporated by reference to
                     Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 5, 1995 (File No. 33-93082))




    Exhibit No.
    -----------
     10.6(2)         Leases, dated March 13, 1996, between Pacific Realty
                     Associates, L.P. and the Company, as amended

     10.7(5)         Lease dated January 7, 1998 between Stargas Nominees
                     Limited and the Company

     10.8 Form of Change-in-Control Agreement for all officers of CenterSpan Communications Corporation

     10.9            Software Development and License Agreement dated August 9,
                     1999 between Intel Corporation and the Company
                     (confidential treatment requested for portions of this exhibit).

     16(7)           Letter re Change in Certifying Accountant.

     21(1)           Subsidiaries of the Registrant

     23.1            Consent of KPMG LLP

     23.2            Consent of PricewaterhouseCoopers LLP

     27              Financial data schedule

    (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995 and February 24, 1995 (File No. 33-88252-LA)
    (2) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996.
    (3) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on January 5, 1995, as amended on February 7, 1995 and February 24, 1995 (File No. 33-88252-LA); the amendment to the document is incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1997.
    (4) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 1999.
    (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
    (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
    (7) Incorporated by reference to the Company's Form 8-K dated November 17, 1999 and filed November 23, 1999 under Item 4, Change in Registrant's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000                  CENTERSPAN COMMUNICATIONS CORPORATION


                                       By /s/ Frank G. Hausmann, Jr.
                                         --------------------------------
                                       Frank G. Hausmann, Jr.
                                       President, Chief Executive Officer and
                                       Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2000:


Signature                                   Title
---------                                   -----
/s/ Frank G. Hausmann, Jr.                  President, Chief Executive Officer and
--------------------------                  Chairman of the Board (Principal Executive Officer)
Frank G. Hausmann, Jr.


/s/ Mark B. Conan                           Vice President of Finance, Administration and CFO
-----------------------                     (Principal Financial and Accounting Officer)
Mark B. Conan


/s/ David Billstrom                         Director
-----------------------
David Billstrom


/s/ Merrill A. McPeak                       Director
-----------------------
Merrill A. McPeak


/s/ Lee E. Mikles                           Director
-----------------------
Lee E. Mikles


/s/ Jerome J. Meyer                         Director
-----------------------
Jerome J. Meyer


/s/ G. Gerald Pratt                         Director
-----------------------
G. Gerald Pratt


/s/ Frederick M. Stevens                    Director
-----------------------
Frederick M. Stevens