Form 10-Q
period 2000-03-31
CENTERSPAN COMMUNICATIONS CORP
filed 2000-05-11
CIK 932290

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-25520

CENTERSPAN COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1040330 (I.R.S. Employer Identification No.)
7175 NW Evergreen Parkway #400 Hillsboro, Oregon (Address of principal executive offices)	97124-5839 (Zip Code)

Registrant's telephone number, including area code:  503-615-3200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	6,158,359 (Outstanding at May 5, 2000)

CENTERSPAN COMMUNICATIONS CORPORATION

FORM 10-Q

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2000	December 31, 1999
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,263	$16,467
Restricted cash	2,314	2,282
Prepaid expenses and other	125	183

Total current assets	17,702	18,932
Plant and equipment, net of accumulated depreciation of $653 and $601	590	400
Other assets	25	25

Total assets	$18,317	$19,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$903	$1,055
Accrued liabilities	2,050	2,342

Total current liabilities	2,953	3,397

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 6,158,359 and 5,950,120 shares issued and outstanding	33,204	31,736
Common stock warrants	3,530	3,530
Accumulated deficit	(21,370)	(19,306)

Total shareholders' equity	15,364	15,960

Total liabilities and shareholders' equity	$18,317	$19,357

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2000	1999

Revenue	$—	$346
Cost of goods sold	—	100

Gross profit	—	246
Operating expenses:
Research and engineering	552	37
Selling, general and administrative	1,063	411

Total operating expenses	1,615	448

Loss from continuing operations	(1,615)	(202)
Interest income	235	—

Loss from continuing operations before income taxes	(1,380)	(202)
Provision for income taxes	—	—

Loss from continuing operations	(1,380)	(202)
Loss from discontinued operations:
Loss from discontinued operations of tax provision of $0 and $0	—	(196)

Net loss	$(1,380)	$(398)

Basic and diluted loss per share from continuing operations	$(0.23)	$(0.04)

Basic and diluted loss per share from discontinued operations	$—	$(0.04)

Basic and diluted net loss per share	$(0.23)	$(0.08)

Weighted average common shares—basic and diluted	6,083	4,783

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2000	1999

Cash flows from operating activities:
Loss from continuing operations	$(1,380)	$(202)
Loss from discontinued operations	—	(196)

Net loss	(1,380)	(398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	106
Deferred income taxes	—	7
Changes in operating assets and liabilities:
Restricted cash	(32)	—
Inventories	—	(334)
Prepaid expenses and other assets	58	(126)
Income taxes receivable	—	2,078
Accounts payable and accrued liabilities	(444)	(5,723)
Net assets from discontinued operations	—	2,918

Net cash used in operating activities	(1,746)	(1,472)
Cash flows from investing activities:
Purchases of plant and equipment	(242)	(34)
Cash flows from financing activities:
Payments on operating line of credit, net	—	(2,732)
Proceeds from issuance of common stock and warrants	784	4,002

Net cash provided by financing activities	784	1,270

Decrease in cash and cash equivalents	(1,204)	(236)
Cash and cash equivalents:
Beginning of period	16,467	460

End of period	$15,263	$224

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of CenterSpan Communications Corporation ("CenterSpan" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The Company operates within a single segment and therefore, no segment disclosures are included herein.

    The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2.  Earnings Per Share

    Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

    Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Three Months Ended March 31,
	2000	1999

Stock options	1,398,661	1,050,248
Stock warrants	389,742	250,125

Total	1,788,403	1,300,373

Note 3.  Subsequent Event

    In April 2000, the Company signed an amendment to its August 1999 license agreement with Intel Corporation ("Intel"). The amendment provides CenterSpan with the exclusive rights to all current and future development of "Launch and Connect" technology, which is a significant component of the Company's Socket™ product. The amendment grants CenterSpan exclusive rights, subject to performance obligations, to all engineering development, support, marketing and licensing of the "Launch and Connect" technology with a final expiration date of April 21, 2005. In exchange for the exclusive license, the Company issued a warrant to Intel to purchase 125,000 shares of the Company's Common Stock at $13.41 per share. The warrant vested immediately and expires on April 21, 2005. The warrant has been valued at $1.3 million using Black Scholes methodology. The Company is currently evaluating the accounting treatment of the warrant as to whether a portion of the value may be capitalized or whether it will all be expensed currently.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, the development of the Company's software products; the Internet community, collaboration and communications market; and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company's report on Form 10-K for the year ended December 31, 1999. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

Results of Continuing Operations

    The continuing operations of the Company consist of its software business, which began in mid-1998. The Company's Internet community, collaboration and communications business develops and markets Internet software products based on three cutting-edge technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing.

Revenue

    At the end of the first quarter of 2000, the Company released a beta version of its new product, Socket™. However, the Company did not generate any revenues during the first quarter of 2000 from this release. The Company anticipates 2000 to be an investment year, in which the focus will be on the distribution of Socket™ to end-users and does not expect to generate significant revenue until 2001. The Company is pursing an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners. Revenue generated in the quarter ended March 31, 1999 was from the sale of Talk n'Play and iConference, both products that the Company is no longer marketing. The Company has approximately ten e-commerce partners from which it will begin earning commissions of between 5% and 12% of the retail price of merchandise sold to customers referred to them through Socket™. The Company anticipates closing out its beta program and releasing Socket™ 1.0 during the second quarter of 2000.

Gross Profit

    Gross profit for the quarter ended March 31, 1999 was $246,000 (71.1% of revenue) and was generated from the retail sale of Talk n'Play and iConference products.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $552,000 in the first quarter of 2000 compared to $37,000 in the first quarter of 1999. The Company is making significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. The Company significantly increased the size of the engineering department during the first quarter of 2000 and at March 31, 2000 the Company had approximately 30 engineers.

Selling, General and Administrative

    Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $1.1 million in the first quarter of 2000 from $411,000 in the first quarter of 1999, primarily as a result of expanding the Company's workforce and marketing activities related to the Internet community, collaboration and communications software business.

Interest Income

    Interest income increased to $235,000 in the first quarter of 2000 from $0 in the first quarter of 1999 as a result of increased cash balances, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of the Company's hardware business in October 1999 for $15.0 million.

Provision for Income Taxes

    A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of the net operating loss carryforward.

Results of Discontinued Operations

    The Company sold its hardware business in October 1999. The sale of the Company's hardware business was accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations.

    Loss from discontinued operations was $0 and $196,000 for the quarters ended March 31, 2000 and 1999, respectively. The loss from discontinued operations represents the net activity of the discontinued hardware business, including revenue and associated expenses. Revenue from discontinued operations were $0 and $7.9 million for the quarters ended March 31, 2000 and 1999, respectively. For the quarter ended March 31, 1999, certain expenses were allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

Liquidity and Capital Resources

    The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, proceeds from the sale of its hardware business and proceeds from the sale of equity securities. At March 31, 2000, the Company had $14.7 million of working capital and a current ratio of 6.0:1.0.

    Net cash used by operating activities was $1.7 million in the first quarter of 2000 primarily as a result of a loss from operations of $1.4 million and a $0.4 million decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities is primarily a result of a decrease in trade purchases.

    The $2.3 million restricted cash relates to amounts held in escrow related to the sale of the Company's hardware business. The Company anticipates the cash being released from escrow during the second or third quarter of 2000. The entire amount may not be released to the Company in certain circumstances that relate to the ability of the purchaser to renew a certain contract, collect accounts receivable and sell through inventory that existed at the date of purchase.

    The Company received $784,000 in cash proceeds from the exercise of employee stock options during the first quarter of 2000.

New Accounting Pronouncements

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position, results of operations or cash flows.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company does not expect that this statement will have a significant impact on its financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.

27	Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 8, 2000

                      CENTERSPAN COMMUNICATIONS CORPORATION

                      By:  /s/ MARK B. CONAN

                      Mark B. Conan
                      Vice President, Finance and Administration and
                      Chief Financial Officer
                      (Principal Financial and Accounting Officer)

QuickLinks

PART II - OTHER INFORMATION