Form 10-Q
period 2000-06-30
CENTERSPAN COMMUNICATIONS CORP
filed 2000-08-11
CIK 932290

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	6,242,799 (Outstanding at August 4, 2000)

CENTERSPAN COMMUNICATIONS CORPORATION
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,884	$16,467
Restricted cash	2,349	2,282
Prepaid expenses and other	86	183

Total current assets	15,319	18,932
Plant and equipment, net of accumulated depreciation of $718 and $601	1,339	400
Other assets	25	25

Total assets	$16,683	$19,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,006	$1,055
Accrued liabilities	1,870	2,342

Total current liabilities	2,876	3,397

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 6,242,799 and 5,950,120 shares issued and outstanding	33,777	31,736
Common stock warrants	4,830	3,530
Accumulated deficit	(24,800)	(19,306)

Total shareholders' equity	13,807	15,960

Total liabilities and shareholders' equity	$16,683	$19,357

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenue	$1	$375	$1	$721
Cost of goods sold	—	140	—	240

Gross profit	1	235	1	481
Operating expenses:
Research and engineering	2,158	93	2,710	130
Selling, general and administrative	1,533	493	2,596	904

Total operating expenses	3,691	586	5,306	1,034

Loss from continuing operations	(3,690)	(351)	(5,305)	(553)
Interest income	260	—	495	—
Expense related to beneficial conversion feature	—	(230)	—	(230)

Loss from continuing operations before income taxes	(3,430)	(581)	(4,810)	(783)
Provision for income taxes	—	4,532	—	4,532

Loss from continuing operations	(3,430)	(5,113)	(4,810)	(5,315)
Loss from discontinued operations:
Loss from discontinued operations, net of tax provision of $0 and $0	—	(5,011)	—	(5,207)

Net loss	$(3,430)	$(10,124)	$(4,810)	$(10,522)

Basic and diluted loss per share from continuing operations	$(0.55)	$(1.05)	$(0.78)	$(1.10)

Basic and diluted loss per share from discontinued operations	$—	$(1.03)	$—	$(1.08)

Basic and diluted net loss per share	$(0.55)	$(2.08)	$(0.78)	$(2.18)

Weighted average common shares—basic and diluted	6,187	4,874	6,135	4,829

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Loss from continuing operations	$(4,810)	$(5,315)
Loss from discontinued operations	—	(5,207)

Net loss	(4,810)	(10,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117	207
Deferred income taxes	—	4,677
Beneficial conversion feature on debt	—	230
Warrant issued for technology	1,300	—
Changes in operating assets and liabilities:
Restricted cash	(67)	—
Inventories	—	(261)
Prepaid expenses and other assets	97	(354)
Income taxes receivable	—	2,078
Accounts payable and accrued liabilities	(521)	(6,474)
Net assets from discontinued operations	—	7,502

Net cash used in operating activities	(3,884)	(2,917)
Cash flows from investing activities:
Purchases of plant and equipment	(1,056)	(82)
Cash flows from financing activities:
Payments on operating line of credit, net	—	(5,150)
Proceeds from issuance of convertible debt	—	6,000
Proceeds from issuance of common stock and warrants	1,357	4,139

Net cash provided by financing activities	1,357	4,989

Increase (decrease) in cash and cash equivalents	(3,583)	1,990
Cash and cash equivalents:
Beginning of period	16,467	460

End of period	$12,884	$2,450

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The accompanying unaudited consolidated financial statements of CenterSpan Communications Corporation ("CenterSpan" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The Company operates within a single segment and therefore, no segment disclosures are included herein. The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2. Earnings Per Share

    Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

    Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Periods Ended June 30,
	2000	1999
Stock options	1,468,721	979,628
Stock warrants	514,742	250,125

Total	1,983,463	1,229,753

Note 3. Intel License Agreement

    In April 2000, the Company signed an amendment to its August 1999 license agreement with Intel Corporation ("Intel"). The amendment provides CenterSpan with rights to all current and future development of "Launch and Connect" technology, which is a significant component of the Company's Socket™ product. The amendment grants CenterSpan exclusive rights, subject to performance obligations, to all engineering development, support, marketing and licensing of the "Launch and Connect" technology with a final expiration date of April 21, 2005. In exchange for the license, the Company issued a warrant to Intel to purchase 125,000 shares of the Company's Common Stock at $13.41 per share. The warrant vested immediately and expires on April 21, 2005. The warrant has been valued at $1.3 million using Black-Scholes methodology using the following assumptions and was expensed to research and engineering expenses in the second quarter of 2000:

Risk-free interest rate	5.9%
Expected dividend yield	0%
Expected lives (years)	5
Volatility	83%

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Contingency

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot") in the United States District Court for the District of Oregon On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15,000,000, of which $2,250,000 was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleges that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. CenterSpan seeks to recover the amounts due it under the Escrow Agreement as well as costs of the lawsuit and any other proper relief.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding the development of the Company's software products; the Internet community, collaboration and communications market; and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company's report on Form 10-K for the year ended December 31, 1999. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

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

Revenue

    At the end of the first quarter of 2000, the Company released a beta version of its new product, Socket™ and during the second quarter of 2000, Socket™ 1.0 was released. However, the Company did not generate any revenues during the first quarter of 2000 and only $1,000 in the second quarter of 2000 related to the Socket™ releases. The Company anticipates 2000 to be an investment year, in which the focus will be on the distribution of Socket™ to end-users and does not expect to generate significant revenue until 2001. The Company is pursing an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners. Revenue generated in the quarter and year to date periods ended June 30, 1999 was from the sale of Talk n'Play and iConference, both products that the Company is no longer marketing. The Company has approximately ten e-commerce partners from which it will begin earning commissions of between 5% and 25% of the retail price of merchandise sold to customers referred to them through Socket™.

Gross Profit

    Gross profit for the three and six month periods ended June 30, 1999 was $235,000 and $481,000, respectively (62.7% and 66.7% of revenue, respectively) and was generated from the retail sale of Talk n'Play and iConference products.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $2.2 million and $2.7 million, respectively, in the three and six month periods ended June 30, 2000 compared to $93,000 and $130,000, respectively, in the comparable periods of 1999. Included in the amounts for the quarter and year to date periods ended June 30, 2000 is $1.3 million related to the value of a warrant issued to Intel in exchange for the license of certain technology in the second quarter of 2000. The Company is making significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. The Company significantly increased the size of the engineering department during the first half of 2000 and at June 30, 2000 the Company had 33 in the engineering group.

Selling, General and Administrative

    Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $1.5 million and $2.6 million, respectively, in the three and six month periods ended June 30, 2000 from $493,000 and $904,000, respectively, in the comparable periods of 1999, primarily as a result of expanding the Company's workforce and marketing activities related to the Internet community, collaboration and communications software business.

Interest Income

    Interest income increased to $260,000 and $495,000, respectively, in the three and six month periods ended June 30, 2000 from zero in the comparable periods of 1999 as a result of increased cash balances, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of the Company's hardware business in October 1999 for $15.0 million.

Expense Related to Beneficial Conversion Feature

    On June 9, 1999, the Company issued and sold to two investors $6.0 million aggregate principal amount of the Company's zero coupon Convertible Debentures due June 9, 2002 for $6.0 million in cash. The Convertible Debentures were recorded as debt. The beneficial conversion feature was recorded as additional capital and as a discount against long-term debt. The total beneficial conversion feature of $987,000 was recognized over 90 days using the effective interest method. The debt was converted to equity prior to December 31, 1999.

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

    Loss from discontinued operations was $0 for the three and six month periods ended June 30, 2000 compared to $5.0 million and $5.2 million, respectively, for the comparable periods of 1999. The loss from discontinued operations represents the net activity of the discontinued hardware business, including revenue and associated expenses. Revenue from discontinued operations was $0 for the three and six month periods ended June 30, 2000 compared to $3.3 million and $11.2 million, respectively for the comparable periods of 1999. For the three and six month periods ended June 30, 1999, certain expenses were allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

Liquidity and Capital Resources

    The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, proceeds from the sale of its hardware business and proceeds from the sale of equity securities. At June 30, 2000, the Company had $12.4 million of working capital and a current ratio of 5.3:1.0. Included in total working capital is $2.3 million of restricted cash, which relates to amounts held in escrow related to the sale of the Company's hardware business. The entire amount may not be received by the Company in certain circumstances that relate to the ability of the purchaser to renew a certain contract, collect accounts receivable and sell through inventory that existed at the date of purchase. See Part II, Item 1. Legal Proceedings.

    Net cash used by operating activities was $3.9 million in the first six months of 2000 primarily as a result of a cash loss from operations of $3.4 million, a $0.5 million decrease in accounts payable and accrued liabilities and $1.1 million used for the purchase of property and equipment, offset by proceeds from issuance of common stock of $1.4 million. The decrease in accounts payable and accrued liabilities is primarily a result of a decrease in trade purchases.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 and 138 to have an impact on its financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot") in the United States District Court for the District of Oregon (Case No. Civ. 00-830-ST). On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15,000,000, of which $2,250,000 was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleges that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. CenterSpan seeks to recover the amounts due it under the Escrow Agreement as well as costs of the lawsuit and any other proper relief.

Item 2. Changes in Securities and Use of Proceeds

    In April 2000, the Company issued a warrant to Intel Corp. exercisable for 125,000 shares of the Company's common stock at an exercise price of $13.41 per share in exchange for certain licensing rights from Intel Corp. In addition, in February 2000, the Company issued an option to an officer of the Company exercisable for 25,000 shares of its common stock at an exercise price of $26.00 per share in exchange for services to be provided. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering.

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on May 16, 2000, at which the following actions were taken:

1.
The shareholders elected the two Class C nominees for director to the Board of Directors of the Company. The two directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Lee E. Mikles	5,646,295	76,765
Frederick M. Stevens	5,644,795	78,265
2.
The shareholders approved the appointment of KPMG LLP ("KPMG"), independent accountants, as auditors of the Company for the year ending December 31, 2000.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
5,708,841	2,418	11,801	—
3.
The shareholders approved the following amendments to the 1998 Stock Option Plan (the "Plan"): (i) an increase in the number of shares of Common Stock authorized under the Plan by an additional 500,000 shares; (ii) an increase to 100,000 from 50,000 in the number of shares subject to options under the Plan which may be granted to any individual in the aggregate in any one fiscal year; and (iii) an increase to 150,000 from 100,000 in the number of shares the Company may grant to newly hired employees, in addition to the annual limit in (ii) above.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
2,564,659	115,120	25,366	3,017,915

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Software Development and License Agreement dated August 9, 1999 between Intel Corporation and the Company, as amended (confidential treatment requested for portions of this exhibit).
27	Financial Data Schedule
(b)
Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2000	CENTERSPAN COMMUNICATIONS CORPORATION
	By:	/s/ MARK B. CONAN Mark B. Conan Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I
CENTERSPAN COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CENTERSPAN COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
SIGNATURES