Form 10-Q
period 2000-09-30
CENTERSPAN COMMUNICATIONS CORP
filed 2000-11-14
CIK 932290

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	6,255,732 (Outstanding at November 3, 2000)

CENTERSPAN COMMUNICATIONS CORPORATION
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,320	$16,467
Restricted cash	2,385	2,282
Prepaid expenses and other	80	183

Total current assets	12,785	18,932
Plant and equipment, net of accumulated depreciation of $868 and $601	1,473	400
Other assets	13	25

Total assets	$14,271	$19,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$912	$1,055
Accrued liabilities	1,921	2,342

Total current liabilities	2,833	3,397

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 6,255,732 and 5,950,120 shares issued and outstanding	33,818	31,736
Common stock warrants	4,830	3,530
Accumulated deficit	(27,210)	(19,306)

Total shareholders' equity	11,438	15,960

Total liabilities and shareholders' equity	$14,271	$19,357

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue	$—	$85	$1	$806
Cost of goods sold	—	14	—	254

Gross profit	—	71	1	552
Operating expenses:
Research and engineering	1,086	148	3,796	278
Selling, general and administrative	1,565	916	4,161	1,820

Total operating expenses	2,651	1,064	7,957	2,098

Loss from continuing operations	(2,651)	(993)	(7,956)	(1,546)
Interest income	241	26	736	26
Expense related to beneficial conversion feature	—	(757)	—	(987)

Loss from continuing operations before income taxes	(2,410)	(1,724)	(7,220)	(2,507)
Provision for income taxes	—	—	—	4,532

Loss from continuing operations	(2,410)	(1,724)	(7,220)	(7,039)
Loss from discontinued operations:
Loss from discontinued operations	—	—	—	(5,207)

Net loss	$(2,410)	$(1,724)	$(7,220)	$(12,246)

Basic and diluted loss per share from continuing operations	$(0.39)	$(0.34)	$(1.17)	$(1.44)

Basic and diluted loss per share from discontinued operations	$—	$—	$—	$(1.07)

Basic and diluted net loss per share	$(0.39)	$(0.34)	$(1.17)	$(2.51)

Weighted average common shares—basic and diluted	6,250	5,004	6,174	4,887

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Loss from continuing operations	$(7,220)	$(7,039)
Loss from discontinued operations	—	(5,207)

Net loss	(7,220)	(12,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	267	165
Deferred income taxes	—	4,677
Beneficial conversion feature on debt	—	987
Warrant issued for technology	1,300	—
Changes in operating assets and liabilities:
Restricted cash	(103)	—
Inventories	—	(295)
Prepaid expenses and other	115	(344)
Income taxes receivable	—	2,078
Accounts payable and accrued liabilities	(564)	(7,085)
Net assets from discontinued operations	—	6,437

Net cash used in operating activities	(6,205)	(5,626)
Cash flows from investing activities:
Purchases of plant and equipment	(1,340)	165
Cash flows from financing activities:
Payments on operating line of credit, net	—	(5,821)
Proceeds from issuance of convertible debt	—	6,000
Proceeds from issuance of common stock and warrants	1,398	9,608

Net cash provided by financing activities	1,398	9,787

Increase (decrease) in cash and cash equivalents	(6,147)	4,326
Cash and cash equivalents:
Beginning of period	16,467	460

End of period	$10,320	$4,786

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

Note 2. Earnings Per Share

    Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

    Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Periods Ended September 30,
	2000	1999
Stock options	1,577,788	906,269
Stock warrants	514,742	480,125

Total	2,092,530	1,386,394

Note 3. Intel License Agreement

    In April 2000, the Company signed an amendment to its August 1999 license agreement with Intel Corporation ("Intel"). The amendment provides CenterSpan with rights to all current and future development of "Launch and Connect" technology, which is a significant component of the Company's SocketTM product. The amendment grants CenterSpan exclusive rights, subject to performance obligations, to all engineering development, support, marketing and licensing of the "Launch and Connect" technology with a final expiration date of April 21, 2005. In exchange for the license, the Company issued a warrant to Intel to purchase 125,000 shares of the Company's Common Stock at $13.41 per share. The warrant vested immediately and expires on April 21, 2005. The warrant has been valued at $1.3 million using Black-Scholes methodology using the following assumptions and was expensed to research and engineering expenses in the second quarter of 2000:

Risk-free interest rate	5.9%
Expected dividend yield	0%
Expected lives (years)	5
Volatility	83%

Note 4. Contingency

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot") in the United States District Court for the District of Oregon. On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15,000,000, of which $2,250,000 was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleges that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. CenterSpan seeks to recover the amounts due it under the Escrow Agreement as well as costs of the lawsuit and any other proper relief.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding the development of the Company's software products; the Internet community, collaboration and communications market; and the Company's future results of operations or financial position, including, without limitation, statements regarding the timing or magnitude of revenue which may be generated from the Company's products, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company's report on Form 10-K for the year ended December 31, 1999. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

Results of Continuing Operations

    The continuing operations of the Company consist of its software business, which began in mid-1998. The Company's Internet community, collaboration and communications business develops and markets Internet software products including SocketTM, which is based on three cutting-edge technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing.

Revenue

    At the end of the first quarter of 2000, the Company released a beta version of its SocketTM product and during the second quarter of 2000 released SocketTM 1.0. However, the Company did not generate any revenues during the first and third quarters of 2000 and only $1,000 in the second quarter of 2000 related to the SocketTM releases. The Company anticipates 2000 to be an investment year, in which the focus will be on the distribution of SocketTM to end-users and does not expect to generate significant revenue until 2001. To date, the Company has three distribution arrangements and has placed over one million copies of SocketTM with promotional CD's distributed with three major gaming publications. For its SocketTM product, the Company is pursing an Internet e-commerce transaction business model, with revenue expected to be generated from Internet and e-commerce partners. Revenue generated in the quarter and year to date periods ended September 30, 1999 was from the sale of Talk n'Play and iConference, both products the Company is no longer marketing. The Company has approximately ten e-commerce partners from which it will earn commissions of between 5% and 25% of the retail price of merchandise sold to customers referred to them through SocketTM.

    The Company anticipates releasing a beta version of a new product in the first quarter of 2001. The new product will facilitate the secure sale and transfer of legitimate digital content over the Internet. The capabilities of the new software are expected to allow users to:

  •
  Publish legitimate sharable content;

  •
  Search the peer-to-peer network for content and capabilities;

  •
  Purchase and transfer multiple types of content;

  •
  Compare content and capabilities among multiple users; and

  •
  Communicate with other users regardless of firewalls.

    The Company anticipates that revenue from the new software product will be generated from fees related to the distribution and purchase of digital content, applications and physical goods including:

  •
  Fees for the sale of licensed digital content;

  •
  Service fees for enabling individuals to wrap, publish and sell personal content;

  •
  Service fees from major content owners for providing a turnkey secure digital distribution channel; and

  •
  Fees for the direct licensing of the underlying technology to major portals and ISP's.

Gross Profit

    Gross profit for the three and nine month periods ended September 30, 1999 was $71,000 and $552,000, respectively (83.5% and 68.5% of revenue, respectively) and was generated from the retail sale of Talk n'Play and iConference products.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $1.1 million and $3.8 million, respectively, in the three and nine month periods ended September 30, 2000 compared to $148,000 and $278,000, respectively, in the comparable periods of 1999. Included in the amount for the nine months ended September 30, 2000 is $1.3 million related to the value of a warrant issued to Intel in exchange for the license of certain technology in the second quarter of 2000. See Note 3. The Company is making significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. The Company has significantly increased the size of the engineering department during 2000 and at September 30, 2000 the Company had 35 in the engineering group compared to 21 at December 31, 1999.

Selling, General and Administrative

    Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $1.6 million and $4.2 million, respectively, in the three and nine month periods ended September 30, 2000 from $916,000 and $1.8 million, respectively, in the comparable periods of 1999, primarily as a result of expanding the Company's workforce and marketing activities related to the Internet community, collaboration and communications software business.

Interest Income

    Interest income increased to $241,000 and $736,000, respectively, in the three and nine month periods ended September 30, 2000 from $26,000 in the comparable periods of 1999 as a result of increased cash balances, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of the Company's hardware business in October 1999 for $15.0 million.

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

Provision for Income Taxes

    A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of the net operating loss and credit carryforwards.

Results of Discontinued Operations

    The Company sold its hardware business in October 1999. The sale of the Company's hardware business was accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations.

    Loss from discontinued operations was $0 for the three and nine month periods ended September 30, 2000 compared to $0 and $5.2 million, respectively, for the comparable periods of 1999. The loss from discontinued operations represents the net activity of the discontinued hardware business, including revenue and associated expenses. Revenue from discontinued operations was $0 for the three and nine month periods ended September 30, 2000 compared to $0 and $11.2 million, respectively for the comparable periods of 1999. For the three and nine month periods ended September 30, 1999, certain expenses were allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

Liquidity and Capital Resources

    The Company has financed its activities to date with a combination of cash flow from operations, borrowed funds, proceeds from the sale of its hardware business and proceeds from the sale of debt and equity securities. At September 30, 2000, the Company had $10.0 million of working capital and a current ratio of 4.5:1.0. Included in total working capital is $2.4 million of restricted cash, which relates to amounts held in escrow related to the sale of the Company's hardware business. The entire amount may not be received by the Company in certain circumstances that relate to the ability of the purchaser to renew a certain contract, collect accounts receivable and sell through inventory that existed at the date of purchase. See Part II, Item 1. Legal Proceedings.

    Net cash used by operating activities was $6.2 million in the first nine months of 2000 primarily as a result of a cash loss from operations of $5.7 million, a $564,000 decrease in accounts payable and accrued liabilities and $1.3 million used for the purchase of property and equipment, offset by proceeds from issuance of common stock of $1.4 million. The decrease in accounts payable and accrued liabilities is primarily a result of a decrease in trade purchases.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an

amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 and 138 to have an impact on its financial position, results of operations or cash flows.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Software Development and License Agreement dated August 9, 1999 between Intel Corporation and the Company, as amended (confidential treatment requested for portions of this exhibit). Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.
27	Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000	CENTERSPAN COMMUNICATIONS CORPORATION
	By:	/s/ MARK B. CONAN Mark B. Conan Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

CENTERSPAN COMMUNICATIONS CORPORATION FORM 10-Q INDEX
PART I
CENTERSPAN COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
CENTERSPAN COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
CENTERSPAN COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)