Form 10-K
period 2000-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2001-04-02
CIK 932290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25520

CENTERSPAN COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1040330 (I.R.S. Employer Identification No.)
7175 NW Evergreen Parkway #400 Hillsboro, Oregon (Address of principal executive offices)	97124-5839 (Zip Code)

Registrant's telephone number, including area code: 503-615-3200

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $63,351,457 as of March 20, 2001 based upon the last sales price ($13.00) as reported by the Nasdaq National Market System.

    The number of shares outstanding of the Registrant's Common Stock as of March 20, 2001 was 8,046,285 shares.

Documents Incorporated by Reference

    The Registrant will incorporate into Part III of Form 10-K by reference portions of its Proxy Statement for its 2001 Annual Meeting of Shareholders.

CENTERSPAN COMMUNICATIONS CORPORATION
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Item 1. Business

Overview

    CenterSpan Communications Corporation ("CenterSpan" or the "Company") was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon corporation. The Company changed its name to CenterSpan Communications Corporation in October 1999.

    CenterSpan has historically been a developer and marketer of realistic, high quality game controllers for the home personal computer ("PC") and video console markets, which comprised the Company's hardware business. CenterSpan sold this portion of its business in July 1999.

    CenterSpan is a developer and marketer of peer-to-peer Internet communication and collaboration solutions. The Company has developed a next generation peer-to-peer digital distribution channel enabling members to publish, search and purchase content, such as music, video files and documents, in a secure and legal environment. We began beta testing of the new Scour Exchange in March 2001. The new Scour Exchange is a digital distribution channel that will facilitate the secure sale and transfer of legitimate digital content over the Internet.

    Our Internet communications software product Socket(tm) is based on three technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing.

Digital Distribution Channel

    In the third quarter of 2000, we began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which we code-named C-star. In December 2000, CenterSpan purchased certain assets of Scour, Inc. ("Scour") as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange, facilitated the search and exchange of digital audio, video and image files over the Internet. Scour was pursuing an advertising based revenue model with respect to the free sharing of files in the old Scour Exchange. CenterSpan began testing a free beta version of its new Scour Exchange, incorporating the C-star technology, in March 2001 to test its secure and legal digital distribution channel, which integrates peer-to-peer technology with digital rights management support. To date, over 300,000 participants have registered for this beta test. In the second half of 2001, CenterSpan plans to launch a tiered paid subscription service.

Internet Communications Software

    On May 31, 1998 CenterSpan entered into a license agreement with Intel Corporation ("Intel") that licensed to CenterSpan certain software source code technology related to voice communications over the Internet. In August 1999, we entered into a second license agreement with Intel that licensed to CenterSpan additional software source code for development of its Internet community, collaboration and communications products. In April 2000, we signed an amendment to our August 1999 license agreement with Intel, which provides CenterSpan with rights to all current and future development of "Launch and Connect" technology, which is a significant component of our Socket(tm) product. The amendment grants CenterSpan exclusive rights, subject to performance obligations, to all engineering development, support, marketing and licensing of the "Launch and Connect" technology with a final expiration date of April 21, 2005.

    At the end of the first quarter of 2000, we released a beta version of our Socket(tm) product and during the second quarter of 2000 released Socket(tm) 1.0. The adoption rate of Socket(tm) has been less than expected, primarily due to a lack of open standards for communications between instant messaging products. We believe that the future of Internet community, collaboration and communications will be driven by open, standards-based technology and solutions. We are not currently promoting the Socket(tm) product.

Product Development and Technology

Digital Distribution Channel

    CenterSpan began beta testing the new Scour Exchange in March 2001 for the secure and legal distribution of digital content.

    The capabilities of the new Scour Exchange are expected to allow users to:

  •
  Search the peer network for specific content from any standard search engines or the Scour site;

  •
  One click download from the most efficient source;

  •
  Securely transfer and purchase content;

  •
  Distribute content to friends; and

  •
  View content published by a specific user.

    Benefits for content providers include:

  •
  A complementary channel for distribution of digital content;

  •
  Protection and compensation of copyright holders;

  •
  Increased revenue opportunities from merchandizing and one-to-one referral marketing; and

  •
  Reduced bandwidth and hosting costs.

    Benefits for the consumer include:

  •
  A single location to easily acquire a wide range of legitimate, high quality digital content from multiple content owners;

  •
  A number of alternative download sites;

  •
  It is easy and fun to recommend and share content with friends; and

  •
  The opportunity to contact other like-minded consumers to exchange opinions and recommendations.

    We anticipate that revenue from the C-star technology will be generated from the distribution and purchase of digital content, applications and physical goods including:

  •
  From the new Scour Exchange as an on-line music and video subscription service; and

  •
  From the licensing of the C-star technology to third parties as a platform for secure and legal digital distribution channels in other areas such as secure documents, e-books and editorial content.

Internet Community, Collaboration and Communication

    CenterSpan has developed a desktop-based "Internet Activity Hub" called Socket(tm), targeted at small groups of mainstream Internet users. The hub is built around a core technology, currently licensed from Intel Corporation, that encompasses the following areas:

  •
  Buddy List—technology that enables friends to find and connect with one another and form work and play communities on the Internet.

  •
  Instant Messaging and Group Text Chat—technology that permits real time person-to-person and group text communication.

  •
  Multi-Point Audio—PC-to-PC technology that enables multiple users to have a voice conference over the Internet while simultaneously engaging in other activities.

  •
  Launch and Connect—technology that allows groups to launch multi-person collaborative activities (e.g. online games) while continuing to communicate through text or voice during the activity.

  •
  Compare and Share—technology that enables a group to share details of their compatible computer software to identify common and uncommon applications and other items. Users are prompted to make purchases of uncommon applications and other items from the Company's partners via e-commerce, generating commission revenue.

    We are not currently promoting the Socket(tm) product.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $4.9 million in 2000 compared to $782,000 in 1999. Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology in the second quarter of 2000. CenterSpan made significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. CenterSpan significantly increased the size of its engineering department during 2000 and at December 31, 2000 the Company had 26 in the engineering group compared to 16 at December 31, 1999. CenterSpan plans to make similar investments in research and engineering during 2001 as in 2000.

Sales, Distribution and Marketing

    CenterSpan is pursuing a subscription revenue model for the new Scour Exchange. The new Scour Exchange will be available by pointing a users browser to the Scour.com web-site. CenterSpan is also pursuing a licensing revenue model for application of its search and peer-to-peer file sharing technology as a platform licensed to third parties for secure and legal digital distribution channels in other areas such as secure documents, e-books and editorial content.

    CenterSpan is using an Internet e-commerce transaction business model relative to the Internet communications software business. Socket(tm) is distributed via free downloads from certain Internet sites.

    CenterSpan intends to use a comprehensive marketing campaign and word-of-mouth, or "viral expansion," to help in attracting subscription users of its software as well as a direct sales group with respect to technology licensing. CenterSpan also intends to market the new Scour Exchange subscription service directly to former users of the old Scour Exchange.

    CenterSpan spent $462,000 and $159,000 on advertising related to its continuing operations during 2000 and 1999, respectively. No amounts were spent in 1998 related to advertising for CenterSpan's Internet software business.

Competition

    The Internet subscription based digital distribution channel and community, collaboration and communications business is very competitive. We expect competition to increase in the future. Our principal competitors include Internet music distributors through digital download or streaming technologies such as MP3.com, Liquid Audio Real Networks, music labels and movie studios, as well as providers of the instant messaging services, such as AOL Time Warner, Yahoo! and Microsoft. Many of our current and future competitors may have advantages over us, including:

  •
  Longer operating histories;

  •
  Larger customer bases;

  •
  Substantially greater financial, technical, sales and marketing resources;

  •
  Greater name recognition; and

  •
  The ability to more easily provide a comprehensive software solution.

Intellectual Property

    Some of the intellectual property rights used in the development of the CenterSpan's Socket(tm) software products are licensed from Intel Corporation. These licenses were expensed in a prior year and expire August 21, 2005. The Company has applied for registration of the names CenterSpan(tm), Socket(tm) and Scour Exchange(tm). CenterSpan relies on trademark and copyright law, trade secret protection and confidentiality agreements with it employees, strategic partners and others to protect its proprietary rights. Although we believe that our products, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against CenterSpan in the future. Any infringement claim or related litigation against CenterSpan, or any challenge to the validity of CenterSpan's own intellectual property rights, and the expense and effort of defending the same, could materially and adversely affect our business, financial condition and results of operations.

Employees

    As of December 31, 2000, we had a total of 53 full-time employees. At times, we supplement our workforce with temporary contract workers. None of CenterSpan's employees are represented by a labor union. CenterSpan has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. Properties

    CenterSpan maintains its headquarters facilities in Hillsboro, Oregon, in approximately 22,000 square feet of leased space under a lease expiring in September 2003. We believe our facilities are adequate for our immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

Item 3. Legal Proceedings

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot") in the United States District Court for the District of Oregon (Case No. Civ. 00-830-ST). On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15,000,000, of which $2,250,000 was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleged that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. At the end of March 2001 CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    CenterSpan's Common Stock is traded on the Nasdaq National Market. Until October 29, 1999, it traded under the symbol TMSR and thereafter under the symbol CSCC. The high and low sales prices for the two years in the period ended December 31, 2000 were as follows:

1999	High	Low
Quarter 1	$16.75	$9.75
Quarter 2	25.50	16.25
Quarter 3	24.00	15.50
Quarter 4	32.38	13.56
2000	High	Low
Quarter 1	$32.50	$19.25
Quarter 2	20.25	10.50
Quarter 3	18.50	9.88
Quarter 4	12.38	5.25

    The approximate number of beneficial shareholders and shareholders of record at February 28, 2001 were 3,200 and 65, respectively.

    There were no cash dividends declared or paid in 2000 or 1999. CenterSpan does not anticipate declaring cash dividends in the foreseeable future.

    Sales of unregistered securities during 2000 that were not previously reported include the following:

  •
  In connection with the purchase of the assets of Scour, Inc. in December 2000, CenterSpan issued 333,333 unregistered shares of its Common Stock with a value of $10.50 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Regulation D, Rule 506 of such Securities Act.

  •
  In each December 2000 and February 2001, CenterSpan sold 714,286 unregistered shares of its common stock to an individual investor for $7.00 per share and issued two warrants exercisable for 85,000 shares of its common stock at $9.063 per share to five designees of the investor's financial consultant as a finders' fee. The issuance of these securities was deemed to be exempt from registration in reliance on Regulation D, Rule 506 of the Securities Act.

Item 6. Selected Financial Data

    The following selected consolidated financial data relating to CenterSpan should be read in conjunction with CenterSpan's consolidated financial statements and the related notes thereto. On July 26, 1999, the Board of Directors of the Company approved the sale of the Company's hardware business assets. The Company has presented the hardware business as a discontinued operation in the selected consolidated financial data presented below.

IN THOUSANDS (except per share amounts)	2000	1999	1998	1997	1996
Consolidated Statement of Operations Data
Revenues	$1	$787	$—	$—	$—
Cost of goods sold	—	569	—	—	—

Gross profit	1	218	—	—	—
Operating expenses:
Research and engineering	4,865	782	162	—	—
Selling, general and administrative	5,499	2,474	935	495	440
Special charge	—	2,500	—	—	—

Total operating expenses	10,364	5,756	1,097	495	440

Loss from operations	(10,363)	(5,538)	(1,097)	(495)	(440)
Interest income	895	417	64	304	466
Loss from beneficial conversion feature	—	(987)	—	—	—

Income (loss) from continuing operations before income taxes	(9,468)	(6,108)	(1,033)	(191)	26
Provision for income taxes	—	(4,532)	—	—	—

Income (loss) from continuing operations	(9,468)	(10,640)	(1,033)	(191)	26
Income (loss) from discontinued operations, net of tax provision (benefit) of $0, $(5,792), $1,615, $1,370 and $687	—	(5,207)	(8,023)	3,388	2,233
Gain on disposal of discontinued operations	—	6	—	—	—

Net income (loss)	$(9,468)	$(15,841)	$(9,056)	$3,197	$2,259

Income (loss) per share from continuing operations:
Basic	$(1.52)	$(2.11)	$(0.24)	$(0.04)	$0.01

Diluted	$(1.52)	$(2.11)	$(0.24)	$(0.04)	$0.01

Income (loss) per share from discontinued operations:
Basic	$—	$(1.03)	$(1.83)	$0.79	$0.53

Diluted	$—	$(1.03)	$(1.83)	$0.73	$0.50

Net income (loss) per share:
Basic	$(1.52)	$(3.14)	$(2.07)	$0.75	$0.54

Diluted	$(1.52)	$(3.14)	$(2.07)	$0.69	$0.51

Shares used in per share calculations:
Basic	6,231	5,038	4,380	4,268	4,182

Diluted	6,231	5,038	4,380	4,660	4,468

Consolidated Balance Sheet Data
Working capital	$6,998	$15,535	$10,685	$18,361	$15,253
Total assets	20,855	19,357	25,954	26,092	20,896
Total liabilities	3,165	3,397	14,401	6,812	4,998
Shareholders' equity	17,690	15,960	11,553	19,280	15,898

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-K.

Forward Looking Information

    The discussion and analysis below as well as other items and attachments to this Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that CenterSpan makes in this Report on Form 10-K are forward-looking. In particular, statements regarding the adequacy of funds to meet CenterSpan's current or future cash needs; the development of its software products; the Internet community, collaboration and communications market; and the its future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. CenterSpan cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those CenterSpan forecasts in forward-looking statements due to a variety of factors, including some of those set forth elsewhere within this discussion. CenterSpan does not intend to update any forward-looking statements due to new information, future events or otherwise. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Continuing Operations

    The continuing operations of the Company consist of its software business, which began in mid-1998.

    In the third quarter of 2000, CenterSpan began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which is code-named C-star. In December 2000, CenterSpan purchased certain assets of Scour, Inc. ("Scour") as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange, facilitated the search and exchange of digital audio, video and image files over the Internet. We began beta testing of the new Scour Exchange, incorporating the C-star technology, in March 2001 to test its secure and legal digital distribution channel, which integrates peer-to-peer technology with digital rights management support. To date, more than 300,000 beta participants have registered for this beta test. In the second half of 2001, CenterSpan plans to launch a tiered paid subscription service.

    Our Internet communications software product Socket™ is based on three technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing.

Results of Continuing Operations—Year Ended December 31, 2000 Compared to 1999

Revenues

    At the end of the first quarter of 2000, CenterSpan released a beta version of its Socket™ product and during the second quarter of 2000 released Socket™ 1.0. However, CenterSpan did not generate any revenues during the first, third or fourth quarters of 2000 and only $1,000 in the second quarter of 2000 related to the Socket™ releases. CenterSpan anticipated 2000 to be an investment year, in which the focus was on the distribution of Socket™ to end-users and did not expect to generate significant revenue. The adoption rate of Socket™ has been less than expected, primarily due to a lack of open standards for communications between instant messaging products. We believe that the future of Internet community, collaboration and communications will be driven by open, standards-based technology and solutions. CenterSpan is using an Internet e-commerce transaction business model relative to its Internet communications software business. Socket™ is distributed via free downloads from certain Internet sites. The Company is not currently promoting the Socket™ product.

    The $787,000 of revenue generated in 1999 was from the sale of Talk n'Play and iConference, both products the Company is no longer marketing.

    CenterSpan is pursuing a subscription revenue model for the new Scour Exchange. The new Scour Exchange will be available by pointing a users browser to the Scour.com web-site. CenterSpan is also pursuing a licensing revenue model for applications of its search and peer-to-peer file sharing technology to third parties for secure and legal digital distribution channels in other areas such as secure documents, e-books and editorial content.

Gross Profit

    Gross profit for 2000 was $1,000 (100% of revenue) generated from affiliate fees from e-commerce partners relative to the Socket™ product.

    Gross profit for 1999 was $218,000 (27.7% of revenues) and was generated from the retail sale of Talk n'Play and iConference products and is net of the cost of production and inventory adjustments.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $4.9 million in 2000 compared to $782,000 in 1999. Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development, in the second quarter of 2000. CenterSpan made significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. CenterSpan significantly increased the size of its engineering department during 2000 and at December 31, 2000 the Company had 26 in the engineering group compared to 16 at December 31, 1999. CenterSpan plans to make similar investments in research and engineering during 2001 as in 2000.

Selling, General and Administrative

    Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $5.5 million in 2000 from $2.5 million in 1999, primarily as a result of expanding the Company's workforce and marketing activities related to the Internet community, collaboration and communications software business. CenterSpan incurred additional marketing and advertising costs in 2000 for the launch of the Socket™ product.

CenterSpan significantly increased the number of employees assigned to continuing operations in marketing, product development and administration. At December 31, 2000, the company had 27 people in marketing, product development and administration compared to 19 at December 31, 1999. CenterSpan also increased expenditures on Internet infrastructure and bandwidth charges during 2000, primarily for support of the Socket™ product.

Special Charge

    The $2.5 million non-cash special charge for purchased in-process technology in 1999 relates to the impairment of technology purchased from Intel Corporation in exchange for two warrants exercisable for a total of 288,988 shares of the CenterSpan's Common Stock. Given the shift in CenterSpan's revenue model during late 1999, under which it provides its software to users at no cost, CenterSpan determined that there were no future cash flows to support maintaining the value of this technology on its balance sheet and therefore expensed the entire amount.

Interest Income

    Interest income increased to $895,000 in 2000 from $417,000 in 1999 as a result of increased cash balances, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of CenterSpan's hardware business in October 1999 for $15.0 million.

Loss from Beneficial Conversion Feature

    On June 9, 1999, CenterSpan issued and sold to two investors $6.0 million aggregate principal amount of its zero coupon Convertible Debentures due June 9, 2002 for $6.0 million in cash. The Convertible Debentures were recorded as debt. The beneficial conversion feature was recorded as additional paid in capital and as a discount against long-term debt. The beneficial conversion feature of $987,000 was recognized over 90 days using the effective interest method. The debt was converted to equity prior to December 31, 1999.

Provision for Income Taxes

    A valuation allowance has been recorded for the full amount of deferred tax assets generated in 2000 due to the uncertainty regarding the utilization of the net operating loss and credit carryforwards. CenterSpan's tax provision for 1999 includes the establishment of a full valuation allowance of $8.4 million on CenterSpan's deferred tax asset due to the change in CenterSpan's business and the uncertainty regarding the realization of the asset balance. CerterSpan has federal, state and foreign net operating loss carryforwards of $22,107, $30,002 and $6,551, respectively, that expire from 2013-2021.

Year Ended December 31, 1999 Compared to 1998

    The continuing operations of CenterSpan consist of its software business, which began in mid-1998 and began generating revenues in 1999.

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

Research and Engineering

    Research and engineering expenses were $782,000 in 1999 and $162,000 in 1998. The Company made significant investments in research and engineering in 1999 related to its Internet community, collaboration and communications software business, expanding the software engineering employee base from 1 1/2 full time equivalent employees at December 31, 1998 to 16 at December 31, 1999.

Selling, General and Administrative

    Selling, general and administrative expenses increased to $2.5 million in 1999 from $935,000 in 1998 as a result of expanding the workforce and other activities related to the Internet community, collaboration and communications software business. CenterSpan incurred significant marketing, packaging and advertising costs relative to the Talk n'Play and iConference retail products in 1999.

Special Charge

    The $2.5 million non-cash special charge for purchased in-process technology in 1999 relates to the impairment of technology purchased from Intel Corporation in exchange for two warrants exercisable for a total of 288,988 shares of the Company's Common Stock. Given the shift in the Company's revenue model during late 1999, under which it provides its software to users at no cost, the Company determined that there were no future cash flows to support maintaining the value of this technology on its balance sheet and therefore expensed the entire amount.

Interest Expense

    Interest expense was allocated to the discontinued operations of the hardware business.

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

Results of Discontinued Operations—Sale of the Hardware Business

    On July 26, 1999, CenterSpan entered into an agreement to sell substantially all of the assets of its hardware business including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15.0 million in cash, $2.25 million of which remains in an escrow account (see Item 3. Legal Proceedings). The Company recorded a gain on the disposal of its hardware business of $6,000 in the fourth quarter of 1999.

    The sale of the hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations included elsewhere in this Form 10-K. Revenues from discontinued operations were $13.5 million and $25.9 million for the years ended December 31, 1999 and 1998, respectively. Certain expenses have been allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

    Loss from discontinued operations was $5.2 million in 1999 compared to loss from discontinued operations of $8.0 million in 1998. The loss from discontinued operations represents the net activity of the discontinued hardware business, including revenues and associated expenses and the resulting tax benefit for the years ended December 31, 1999 and 1998. Loss from discontinued operations includes the entire tax benefit of the Company for the year ended December 31, 1998 as management determined that income tax benefits were primarily associated with the hardware business because the software business had limited activity in 1998.

    CenterSpan realized a gain on the disposal of its discontinued operations of $6,000 in 1999. The gain was the difference between the estimated proceeds of the sale and CenterSpan's basis in the net assets sold and related expenses.

Liquidity and Capital Resources

    CenterSpan has financed its activities to date with a combination of cash flow from operations, borrowed funds, proceeds from the sale of its hardware business and proceeds from the sale of debt and equity securities. At December 31, 2000, CenterSpan had $7.0 million of working capital and a current ratio of 3.2:1.0. Included in total working capital is $2.4 million of restricted cash, which relates to amounts held in escrow related to the sale of CenterSpan's hardware business in 1999. See Item 3. Legal Proceedings.

    In December 2000, CenterSpan purchased certain assets of Scour, Inc. for $5.8 million in cash and 333,333 shares of its Common Stock with a value of $10.50 per share.

    Also in December 2000, CenterSpan sold 714,286 shares of its Common Stock to an individual investor for $7.00 per share for total proceeds of $5.0 million. In addition, in February 2001, an additional 714,286 shares were sold to the same investor for $7.00 per share for total proceeds to CenterSpan of approximately $5.0 million. In conjunction with these issuances, the Company issued two warrants, each exercisable for 85,000 shares of the Company's Common Stock, to five designees of the investor's financial consultant. The warrants are immediately exercisable at a price of $9.063 per share and expire in December 2005 and February 2006, respectively.

    CenterSpan currently anticipates that it will continue to experience growth in its operating capital expenses as it enters new markets for its products and services, increases marketing activities, continues research and development spending, develops new distribution channels and expands its infrastructure. These operating expenses will consume a significant amount of the Company's cash resources. Management believes that the Company's current cash balances, its net proceeds from financing activities in December of 2000 and February of 2001 and its anticipated revenue growth will be sufficient to meet its anticipated cash needs for working capital and capital expenditures throughout 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy the liquidity requirements, the Company may seek additional funds through public or private equity financing or from other sources, including the sale of certain of the Company's assets. However, there is no certainty that CenterSpan may be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing. In addition, the Company may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact its liquidity requirements or cause the Company to issue additional equity or debt securities.

    Net cash used by continuing operations was $7.9 million in 2000 primarily as a result of a cash loss from operations of $7.7 million, a $232,000 decrease in accounts payable and accrued liabilities, $2.5 million used for the purchase of property and equipment and $4.8 million used for the purchase of intangibles, offset by proceeds from issuance of common stock of $6.4 million. The decrease in accounts payable and accrued liabilities is primarily a result of a decrease in trade purchases.

    At December 31, 2000 CenterSpan had $2.4 million of restricted cash. At the end of March 2001 CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract.

New Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. CenterSpan does not currently have any derivative instruments and, accordingly, the adoption of SFAS 137 and 138 will not have an impact on its financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The adoption of SAB 101 did not have a significant impact on the Company's financial condition or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. This statement did not have a significant impact on CenterSpan's financial position, results of operations or cash flows.

Risk Factors

We have a limited operating history and are subject to the risks that our solutions are not adopted by consumers.

    We commenced our software business in mid-1998. Accordingly, we have a limited operating history with which you can evaluate our current business and prospects. Our business is new and will not be successful unless consumers adopt wide usage of our products and services and revenues are generated from customers and e-commerce partners. In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet file sharing community, collaboration and communications markets.

We have a history of losses, we expect to continue to incur losses and we may not achieve or maintain profitability.

    We may never generate sufficient revenues for profitability. We have derived insignificant revenues from our software business and have incurred substantial net losses in every quarter since we began our software operations. We cannot predict when, if ever, we will achieve profitability. We incurred net losses from our software business of $9.5 million in 2000, $10.6 million in 1999 and $1.0 million in 1998. In addition, we plan to increase our operating expenses to implement our peer-to-peer digital distribution channel through increased staffing and organizational expenses, marketing costs, capital expenditures and other expenses. As a result, we expect to incur significant operating losses on a quarterly and annual basis for the foreseeable future.

We may not achieve anticipated revenues if consumers fail to use our single current product or if we do not successfully introduce products under development, or if consumers fail to use these products once they have been introduced.

    The revenue and profit potential related to our single current product, Socket(tm), and the new Scour Exchange(tm) currently under development are unproven. We have placed over one million copies of the Socket(tm) Product, but this product has generated only insignificant revenue to date. The new Scour Exchange(tm) beta testing began in March 2001. Neither Socket(tm), the new Scour Exchange(tm), nor other future products may achieve widespread consumer acceptance, which would adversely affect our revenues.

The market for internet digital distribution, community, collaboration and communications products has only recently begun to develop, and if consumers do not widely use these products, our business could be harmed.

    We cannot predict the size of the market for Internet subscription based digital distribution channels and community, collaboration and communications products, the rate at which that market will grow, or whether consumers will widely accept products such as those we now offer or are developing. Any event that results in decreased consumer use of Internet digital distribution, community, collaboration and communications products could harm our business. We expect to depend on Internet-based digital distribution and community, collaboration and communications products for substantially all of our revenues in the foreseeable future. However, the market for these products has only recently begun to develop and may not mature.

We need to establish and maintain strategic alliances with major digital distribution content providers to generate revenues; however, we have entered into only a small number of strategic partnerships.

    Our revenue model for 2001 is based on a subscription based file sharing digital distribution network and from licensing or application service provider fees relative to the new Scour Exchange(tm) technology platform. We have only established a limited number of digital distribution content provider alliances, and these alliances are still relatively new and have not generated significant revenue. If we fail to maintain or derive the anticipated benefit from our existing relationships or establish and maintain new strategic alliances, we may not be able to expand our distribution and revenues as anticipated.

We may not be able to successfully effect viral expansion.

    We anticipate that word-of-mouth, or viral expansion, will be a large part of our distribution channel. We anticipate that if we are unable to attract a significant number of customers through viral expansion, we will need to determine other acceptable methods of distribution for our products. None of these distribution methods may be successful.

Our products have short life cycles, and we may not be able to successfully introduce new products before existing cycles end.

    The markets for our products are characterized by frequent new product introductions and product obsolescence. These factors typically result in short product life cycles. If we do not successfully introduce new products within a given product cycle, our sales will be adversely affected for that cycle and possibly for subsequent cycles. Failure to timely introduce these products could also impair our brand name and ability to maintain relationships with strategic partners. In addition, each new product cycle presents new opportunities for competitors to gain a product advantage or increase their market share.

We face significant competition from companies that may have greater resources and experience than we do.

    The Internet subscription based digital distribution channel and community, collaboration and communications business is very competitive. We expect competition to increase in the future. Our principal competitors include Internet music distributors through digital download or streaming technologies such as MP3.com, Liquid Audio, Real Networks, music labels and movie studios, as well as providers of the instant messaging services, such as AOL Time Warner, Yahoo! and Microsoft. Many of our current and future competitors may have advantages over us, including:

  •
  Longer operating histories;

  •
  Larger customer bases;

  •
  Substantially greater financial, technical, sales and marketing resources;

  •
  Greater name recognition; and

  •
  The ability to more easily provide a comprehensive software solution.

    Our current and potential competitors may establish cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance would suffer.

We may not be able to develop acceptable new products or enhancements to our existing products at the rate required by our rapidly changing markets, which could adversely affect us.

    Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high quality products and product enhancements on a timely basis and by keeping pace with technological developments and emerging industry standards. The markets for our products are rapidly evolving. Failure to gain market acceptance of our products, or to develop and release enhanced or new products, or delays or quality problems in doing so, could have a material adverse effect on our business, results of operations, and financial condition. As is common in rapidly evolving markets, demand and market acceptance for recently introduced products are subject to high levels of uncertainty and risk. The markets for our products may not expand or develop.

The loss of key personnel could adversely affect our business and decrease the value of your investment.

    Our success depends largely upon the continued services of our executive officers and other key management and development personnel. The loss of the services of one or more of our executive officers, engineering personnel, or other key employees could have a material adverse effect on our business, results of operations, and financial condition. Our employees are employed on an "at will" basis and could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees.

Our failure to attract and retain additional personnel could adversely affect our business and decrease the value of your investment.

    Our future success also depends on our ability to attract and retain highly qualified personnel. We may not be successful in attracting or retaining qualified personnel, which could have a material adverse effect on our business, results of operations, and financial condition. The competition for qualified personnel in the software markets is intense, and we may be unable to attract, assimilate, or retain additional highly qualified personnel in the future. We attempt to hire engineers with high levels of experience in designing and developing software in time-pressured environments. There is a limited number of qualified engineers in our geographic location, resulting in intense competition for their services.

We may not be able to make desired acquisitions or integrate acquired assets into our operations.

    A component of our growth strategy is to selectively acquire complementary companies, products or technologies, such as our acquisition of certain assets of Scour, Inc. We may not be successful in integrating the Scour, Inc. assets or completing and integrating any future acquisitions. In addition, we may not be able to complete acquisitions on terms acceptable to us. In connection with any acquisitions, we could:

  •
  Issue stock that would dilute our current shareholders' percentage ownership;

  •
  Incur debt and assume liabilities, which may increase our leverage and cash required to service debt; and

  •
  Incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs.

    Future acquisitions could also pose numerous additional risks to our operations, including:

  •
  Problems integrating the purchased operations, technologies or products;

  •
  Unanticipated costs;

  •
  Diversion of management's attention from our core business;

  •
  Adverse effects on existing business relationships with strategic partners and customers;

  •
  Entering markets in which we have no or limited prior experience; and

  •
  Potential loss of key employees, particularly those of the purchased organization.

    We have limited experience with completing and integrating acquisitions as a team. Our failure to effectively integrate any acquired businesses could adversely affect us.

The strain that changes in our growth rate may place upon our systems and management resources may adversely affect our business and decrease the value of your investment.

    Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. Growth will place significant challenges on our management, administrative, and operational resources. To properly manage our business, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities.

We may need to access additional funds to finance ongoing operations, which may require us to commit significant amounts of capital to debt service and could result in dilution to our shareholders.

    As of March 30, 2001, we believe that available funds will be adequate to meet our anticipated cash needs during the next 12 months. However, additional capital beyond the amounts currently forecast by us may be required and may not be available on reasonable terms, if at all. Additional financing may involve public or private offerings of debt or equity securities, and may include bank debt. Debt financing may increase our leveraged position, require us to devote significant cash to service debt and limit funds available for working capital, capital expenditures, and general corporate purposes. Any of these results could increase our vulnerability to adverse economic and industry conditions and competitive pressures. Equity financing may cause additional dilution to purchasers of our common stock.

We may be unable to protect our intellectual property, which could result in competitors obtaining access to proprietary information.

    We regard substantial elements of our products as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third-parties from infringing upon or misappropriating our intellectual property. Any infringement or misappropriation could have a material adverse effect on our business, results of operations, and financial condition. Currently issued patents or any new patent applications may not provide us with any competitive advantages, or may be challenged by third parties. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. In addition, our competitors may independently develop similar technology that substantially limits the value of our intellectual property.

Others may bring intellectual property infringement claims against us, which could require significant resources to defend and could lead to restrictions on our current operations.

    In addition to the technology we have developed internally, we also have acquired or licensed technologies from other companies. Our internally developed technology or the technology we acquired or licensed may infringe on a third party's intellectual property rights and third parties may bring claims against us alleging infringement of their intellectual property rights. Any infringement or claim of infringement could have a material adverse affect on our business, results of operations, and financial condition.

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation.

We may, however, be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These potential claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights. Any litigation involving intellectual property, regardless of its success, likely would be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

  •
  Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

  •
  Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and

  •
  Redesign those products or services that incorporate the technology at issue.

    Any of these results could have a material adverse effect on our business, results of operations, and financial condition.

Product defects could lead to losses of customers.

    Our products may contain undetected errors or "bugs" when first introduced or as new versions or enhancements are released. Despite our internal testing, these errors may be discovered only after our products have been installed and used by customers. These undetected errors may relate to components supplied to us. Our products are complex as a result of factors including:

  •
  Advanced functionality;

  •
  The diverse operating environments in which the products may be deployed;

  •
  The potential need for interoperability; and

  •
  The multiple versions of our products that will need to be supported for diverse operating platforms and standards.

    The complexity of our products increases the likelihood that they may contain errors when introduced. Problems encountered by customers or product recalls could materially adversely affect our business, financial condition and results of operations.

The market price for our Common Stock, like other technology stocks, may be volatile.

    The market price of CenterSpan's Common Stock could decline due to the impact of any of the following factors:

  •
  Variations in our actual and anticipated operating results;

  •
  Changes in our earnings estimates by analysts;

  •
  Our failure to meet analysts' performance expectations; and

  •
  Lack of liquidity.

    The stock markets have recently experienced stock price and volume volatility that has affected companies' stock prices. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock. Stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to their operating performance. Fluctuations such as these may affect the market price of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Substantially all of CenterSpan's liquid investments as of December 31, 2000 were at fixed interest rates and had original maturities of 90 days or less. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

Item 8. Financial Statements and Supplementary Financial Data

    Independent Auditors' Report

The Board of Directors
CenterSpan Communications Corporation

    We have audited the accompanying consolidated balance sheets of CenterSpan Communications Corporation and subsidiaries (formerly ThrustMaster, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterSpan Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon
March 27, 2001

Report of Independent Accountants

To the Shareholders and Board of Directors
of CenterSpan Communications Corporation:

    In our opinion, the consolidated statements of operations, of changes in shareholders' equity, and of cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of CenterSpan Communications Corporation and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of CenterSpan Communications Corporation and subsidiaries for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP
Portland, Oregon
January 25, 1999

CENTERSPAN COMMUNICATIONS CORPORATION

(Formerly Thrustmaster, Inc.)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$7,701	$16,467
Restricted cash	2,420	2,282
Prepaid expenses and other	42	183

Total current assets	10,163	18,932
Plant and equipment, net of accumulated depreciation of $1,014 and $601	2,409	400
Other assets	8,283	25

Total assets	$20,855	$19,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$608	$435
Accrued liabilities	2,557	2,962

Total current liabilities	3,165	3,397

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 7,303,351 and 5,950,120 shares issued and outstanding	42,318	31,736
Common stock warrants	4,830	3,530
Accumulated deficit	(29,458)	(19,306)

Total shareholders' equity	17,690	15,960

Total liabilities and shareholders' equity	$20,855	$19,357

The accompanying notes are an integral part of theses consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

(Formerly Thrustmaster, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenue	$1	$787	$—
Cost of goods sold	—	569	—

Gross profit	1	218	—
Operating expenses:
Research and engineering	4,865	782	162
Selling, general and administrative	5,499	2,474	935
Special charge	—	2,500	—

	10,364	5,756	1,097

Loss from operations	(10,363)	(5,538)	(1,097)
Interest income	895	417	64
Expense from beneficial conversion feature	—	(987)	—

	895	(570)	64

Loss from continuing operations before taxes	(9,468)	(6,108)	(1,033)
Provision for income taxes	—	4,532	—

Loss from continuing operations	(9,468)	(10,640)	(1,033)
Loss from discontinued operations:
Loss from discontinued operations, net of tax benefit of $0, $0, and $5,792	—	(5,207)	(8,023)
Gain from disposal of discontinued operations	—	6	—

Net loss	$(9,468)	$(15,841)	$(9,056)

Basic and diluted loss per share from continuing operations	$(1.52)	$(2.11)	$(0.24)

Basic and diluted loss per share from discontinued operations	$—	$(1.03)	$(1.83)

Basic and diluted net loss per share	$(1.52)	$(3.14)	$(2.07)

Shares used for per share calculations	6,231	5,038	4,380

The accompanying notes are an integral part of theses consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

(Formerly Thrustmaster, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(9,468)	$(15,841)	$(9,056)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	5,201	8,023
Depreciation	445	607	1,124
Net loss on retirement of assets	13	—	—
Deferred income taxes	—	4,677	(4,332)
Beneficial conversion feature on debt	—	987	—
Warrants issued for technology	1,300	2,500	—
Changes in operating assets and liabilities
Restricted cash	(138)	(2,282)	—
Accounts receivable	4	(4)	—
Prepaid expenses and other assets	150	363	(94)
Income taxes receivable	—	2,078	(2,078)
Accounts payable and accrued liabilities	(232)	(5,152)	2,942

Net cash provided by (used in) operating activities	(7,926)	(6,866)	(3,471)
Cash flows from investing activities:
Payments for purchase of plant and equipment	(2,467)	(172)	(359)
Purchase of intangibles	(4,771)	—	—
Proceeds from sale of hardware business	—	15,000	—

Net cash used in investing activities	(7,238)	14,828	(359)
Cash flows from financing activities:
Proceeds from (payments on) operating line of credit, net	—	(5,821)	4,711
Proceeds from issuance of convertible debt	—	6,000	—
Proceeds from issuance of common stock and warrants	6,398	10,330	679

Net cash provided by financing activities	6,398	10,509	5,390
Cash used in didscontinued operations	—	(2,464)	(1,549)

Increase (decrease) in cash and cash equivalents	(8,766)	16,007	11
Cash and cash equivalents:
Beginning of period	16,467	460	449

End of period	$7,701	$16,467	$460

Cash paid during the year for:
Income taxes	$—	$—	$1,025
Supplemental cash flow information:
Stock issued in connection with purchase of assets	$3,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

(Formerly Thrustmaster, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock
			Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1997	4,294	$13,486	$—	$5,794	$—	$19,280
Proceeds from issuance of common stock	303	679	—	—	—	679
Tax benefits from stock options exercised	—	681	—	—	—	681
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31)	(31)
Net loss	—	—	—	(9,056)	—	(9,056)

Balance at December 31, 1998	4,597	14,846	—	(3,262)	(31)	11,553
Proceeds from issuance of common stock	848	9,270	1,030	—	—	10,300
Tax benefits from stock options exercised	—	30	—	—	—	30
Beneficial conversion feature on debt	—	987	—	—	—	987
Conversion of convertible debt	492	6,000	—	—	—	6,000
Exercise of warrants	13	203	—	(203)	—	—
Warrants issued in exchange for goods and services	—	—	2,500	—	—	2,500
Non-cash compensation expense	—	400	—	—	—	400
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	31	31
Net loss	—	—	—	(15,841)	—	(15,841)

Balance at December 31, 1999	5,950	31,736	3,530	(19,306)	—	15,960
Exercise of stock options	240	1,398	—	—	—	1,398
Exercise of warrants	66	684	—	(684)		—
Warrant issued in exchange for technology	—	—	1,300	—	—	1,300
Common stock issued in exchange for specific assets	333	3,500	—	—	—	3,500
Common stock issued in private placement	714	5,000	—	—	—	5,000
Net loss	—	—	—	(9,468)	—	(9,468)

Balance at December 31, 2000	7,303	$42,318	$4,830	$(29,458)	$—	$17,690

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1.  The Company

    CenterSpan Communications Corporation ("CenterSpan" or the "Company") was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon Corporation. The Company changed its name to CenterSpan Communications Corporation in October 1999.

    The Company has historically been a developer and marketer of realistic, high quality game controllers for the home personal computer ("PC") and video console markets, which comprised the Company's hardware business. CenterSpan sold this portion of its business in July 1999. See Note 3.

    CenterSpan is now a developer and marketer of peer-to-peer Internet communication and collaboration software solutions.

    The consolidated financial statements include the accounts of CenterSpan Communications Corporation, an Oregon corporation, and its wholly-owned subsidiaries, ThrustMaster (Europe) Limited, ThrustMaster (Deutschland) GmbH and CSCC Corporation. All inter-company transactions have been eliminated.

NOTE 2.  Significant Accounting Policies

    Cash and Cash Equivalents.  Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

    Restricted Cash.  Restricted cash includes $2,250 held in escrow related to the sale of the Company's hardware business. See Notes 8 and 13. Commitments and Contingencies and Subsequent Events.

    Fair Value of Financial Instruments.  CenterSpan's financial instruments consist of accounts receivable and accounts payable. For the periods presented, the fair value of CenterSpan's financial instruments is equal to the carrying value of the financial instruments.

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

    Other Assets.  Other assets primarily consists of intangible assets purchased during 2000 in conjunction with the purchase of certain assets of Scour, Inc. See Note 3. The intangible assets are amortized on the straight-line basis over the expected period to be benefited of 18 months to three years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

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

    Revenue Recognition.  Revenue for software sold in the retail channel was recognized at the time of product shipment. Revenue from e-commerce transactions is recognized at the time an end-user transaction is completed with one of the Company's Internet affiliate partners. Revenue that will be generated by CenterSpan's new Scour Exchange will be recognized over the subscription period.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles for revenue recognition in financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and did not have a material impact on our financial statements.

    Revenue is recorded when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sellers's price to the buyer is fixed or determinable, and collectability is reasonably assured.

    Research and Engineering Expense.  Research and engineering costs, including software development costs, are charged to operations as incurred. The 2000 amount includes a $1,300 non-cash charge for the license of certain technology from Intel during 2000.

    Software Development Costs.  Development costs related to software products are expensed until technological feasibility of the product has been established. Based on CenterSpan's product development process, technological feasibility is established upon completion of a working model. Costs incurred by CenterSpan between completion of the working model and the point at which the product is ready for general release have not been significant, and, accordingly, no costs have been capitalized.

    Technology.  The market for CenterSpan's products is characterized by rapidly changing technology, evolving industry standards, and changing customer needs. CenterSpan believes that its future success will depend, in part, upon its ability to enhance its current products and develop new products on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. An inability of CenterSpan to generate demand for its products, whether as a result of competition, technological change or other factors, could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

    Advertising.  Advertising costs, which include cooperative advertising and marketing development funds, are expensed as incurred and totaled $462 and $159 for continuing operations in 2000 and 1999, respectively, and zero in 1998.

    Stock Based Compensation.  CenterSpan accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the exercise price of the instrument granted and the fair value of the underlying stock. Non-employee stock-based compensation is determined in accordance with SFAS No. 123, utilizing the Black Scholes valuation methodology. Stock-based compensation is amortized over the vesting period of the related securities. The Company accounts for stock and stock options issued to non-employees in accordance with the provisions of Emerging Issues Task Force Consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

    Shares used for basic and diluted earnings per share ("EPS") are the same for all periods presented since CenterSpan was in a loss position.

    Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

	Year Ended December 31,
	2000	1999	1998
Stock options	2,143	1,181	1,046
Stock warrants	599	479	117

Total	2,742	1,660	1,163

    Comprehensive Income (Loss).  CenterSpan has adopted the accounting treatment prescribed by Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Comprehensive loss was $(9,468), $(15,810) and $(9,087) for the years ended December 31, 2000, 1999 and 1998, respectively.

    Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications.  Certain reclassifications, none of which affected operating or net loss, have been made to prior year amounts to conform to the current presentation.

NOTE 3.  Purchase of Certain Assets of Scour, Inc.

    In December 2000, the Company purchased certain assets of Scour, Inc. for $5,787 in cash and 333 shares of its Common Stock, which had a value of $10.50 per share, for total consideration of $9,287. The assets consisted of the following:

Customer list	$5,253
Trade name	2,438
Purchased technology	580
Property, plant & equipment	1,016

$9,287

NOTE 4.  Discontinued Operations: Disposal of Hardware Business Assets

    On July 26, 1999, CenterSpan entered into an agreement to sell substantially all of the assets of its hardware business including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15,000 in cash, $2,250 of which remains in an escrow account. See Notes 8 and 13. CenterSpan recorded a gain on the disposal of its hardware business of $6 in the fourth quarter of 1999. Revenues applicable to the discontinued operations were $0, $13,452 and $25,905 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5.  Plant and Equipment

    Plant and equipment consists of the following at December 31:

	2000	1999
Computers and other equipment	$2,765	$536
Tooling	3	3
Furniture and fixtures	495	364
Leasehold improvements	160	98

	3,423	1,001
Less: Accumulated depreciation	(1,014)	(601)

	$2,409	$400

NOTE 6.  Other Assets

    Other assets consists of the following at December 31:

	2000	1999
Customer list	$5,253	$—
Trade name	2,438	—
Purchased technology	580	—
Other	12	25

	$8,283	$25

    The Company reviews long-lived assets, goodwill and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based on a comparison of the carrying amount of the assets to the estimated fair value of the assets, which is determined based on the discounted cash flow method or current market prices for similar assets when available.

NOTE 7.  Accrued Liabilities

    Accrued liabilities consist of the following at December 31:

	2000	1999
Accrued bonuses	$500	$300
Accrued sublease costs	—	297
Other accrued expenses related to discontinued operations	1,944	1,553
Other liabilities	113	192

	$2,557	$2,342

    On July 26, 1999, CenterSpan entered into an agreement to sell substantially all of the assets of its hardware business, including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15,000 in cash. Other accrued expenses related to discontinued operations at December 31, 1999 included estimated costs to exit facilities related to, and purchase price adjustments associated with, the sale of the hardware business. During 2000, payments totaling $229 were made, primarily for rent and lease settlement.

NOTE 8.  Commitments, Contingencies and Factors That Could Affect Future Results

Commitments

    CenterSpan leases facilities and equipment under non-cancelable operating leases. Certain of the facility leases contain escalation clauses. The following is a schedule by years, through expiration of the facilities leases, of future minimum lease payments required under these leases as of December 31, 2000:

For the year ending December 31,
2001	$248
2002	255
2003	180

$683

    Under the agreements for the lease of its office facilities, CenterSpan is obligated to the lessors for its share of certain expenses related to the use, operation, maintenance and insurance of the property. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rental expense totaled $222 for each of the years ended December 31, 2000, 1999, and 1998.

Contingency

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot") in the United States District Court for the District of Oregon (Case No. Civ. 00-830-ST). On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15,000, of which $2,250 was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleged that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. At the end of March 2001 CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1,400 of restricted cash from escrow. Guillemot received approximately $1,000, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract.

Factors That Could Affect Future Results

    The revenue and profit potential related to CenterSpan's single current product, Socket™, and the new Scour Exchange™ currently under development are unproven. The Socket™ product has generated only insignificant revenue to date. CenterSpan began beta testing of the new Scour Exchange™ in March 2001. Neither Socket™, the new Scour Exchange™, nor other future products may achieve widespread consumer acceptance, which would adversely affect CenterSpan's future results of operations and liquidity.

    The markets for CenterSpan's products are characterized by frequent new product introductions and product obsolescence. These factors typically result in short product life cycles. If CenterSpan does not successfully introduce new products within a given product cycle, its sales will be adversely affected for that cycle and possibly for subsequent cycles. Failure to timely introduce these products could also impair CenterSpan's brand name and ability to maintain relationships with strategic partners. In addition, each new product cycle presents new opportunities for competitors to gain a product advantage or increase their market share.

NOTE 9.  Changes in Equity

    On January 28, 1999, CenterSpan issued to three investors an aggregate of 250 shares of its Common Stock (subject to adjustment as described below) and warrants to acquire 71 shares of its

Common Stock for an aggregate of $4,000. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Common Stock warrants are exercisable until January 28, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.6%; volatility 76%; and expected life, 5 years. The fair value of the warrant was $580. CenterSpan also agreed to issue to the investors "adjustment" shares of its Common Stock for no additional consideration depending upon the market price of the Company's Common Stock during specified periods following the investment. The adjustment periods lapsed in July 1999 and the Company was not required to issue any additional shares.

    On June 9, 1999, CenterSpan issued and sold to two investors $6,000 aggregate principal amount of its zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures were converted into 492 shares of CenterSpan's Common Stock in December 1999.

    On August 31, 1999, CenterSpan sold 274 shares of its Common Stock for $18.258 per share to a single investor, receiving $5,000 in proceeds. In connection with the sale, the Company issued a warrant for 30 shares of its Common Stock to the investor's financial consultant as a finder's fee. The exercise price for this warrant is $18.258 per share and is exercisable at any time before August 30, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility 78%; and expected life, 5 years. The fair value of the warrant was $450.

    In August 1999, CenterSpan issued a warrant to acquire 200 shares of its Common Stock for $18.09 per share, which represented a 15% discount to an average of the preceding 20 day closing stock price, to Intel Corp. in exchange for certain technology that was subsequently written off as a special charge. The warrant is exercisable until August 9, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.0%; volatility 78%; and expected life, 5 years. The fair value of the warrant was $2,200.

    In April 2000, CenterSpan issued a warrant to purchase 125 shares of its Common Stock at $13.41 per share, which represented a 15% discount to an average of the preceding 10 day closing stock price, to Intel Corp. in exchange for certain technology. The warrant vested immediately and is exercisable until April 21, 2005. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility 83%; and expected life, 5 years. The fair value of the warrant was $1,300.

    In December 2000, CenterSpan issued 333 shares of its Common Stock in connection with the purchase of the assets of Scour, Inc. The shares were valued at $10.50 per share.

NOTE 10.  Stock Option Plans and Warrants

Options

    CenterSpan has adopted a stock option plan for employees and directors (the "1998 Plan") and has reserved 1,500 shares of Common Stock for issuance thereunder. The 1998 Plan provides for incentive stock options and nonqualified options to be granted. CenterSpan previously made grants under the 1994 Stock Option Plan, the 1994 Directors' Stock Option Plan, and a nonqualified plan adopted in 1990, under which a total of 1,200 shares had been reserved. In May 1998, any ungranted options and any future forfeitures under the 1994 and 1990 option plans were transferred to the 1998 Stock Option Plan. At December 31, 2000, CenterSpan had 1,752 shares of its Common Stock reserved for issuance under the 1998 Plan and all previous plans combined. CenterSpan has also issued options outside of the 1998 Plan, for which it had 135 shares reserved for issuance at December 31, 2000.

    During 2000, the Board of Directors also adopted the 2000 Nonqualified Stock Option Plan (the "2000 Nonqualified Plan") and approved the reservation of 900 shares of the Company's Common Stock for issuance thereunder. At December 31, 2000, 900 shares of the Company's Common Stock remained reserved for issuance thereunder.

    Except for the 2000 Nonqualified Plan, the stock option plans generally require the price of options to be at the estimated fair market value of the stock at the date of grant. Options have a maximum duration of ten years (five years under certain circumstances) and may be exercised in varying amounts over the vesting periods. During 1998, the Board of Directors approved a stock option repricing for all executives and employees of CenterSpan. Included in the options granted and options cancelled in 1998 are 278 options related to this repricing. The repricing was effective as of October 1, 1998.

    The following table summarizes all stock option transactions in the last three fiscal years:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1997	223	896	$4.54
Additional shares reserved	1,060	—	—
Options granted	(811)	811	6.25
Options cancelled	358	(358)	9.37
Options exercised	—	(303)	2.24

Balances, December 31, 1998	830	1,046	4.11
Additional shares reserved	50	—	—
Options granted	(752)	752	14.31
Options cancelled	293	(293)	7.87
Options exercised	—	(324)	4.35

Balances, December 31, 1999	421	1,181	10.01
Additional shares reserved	1,425	—	—
Options granted	(1,412)	1,412	13.38
Options cancelled	210	(210)	16.50
Options exercised	—	(240)	5.91

Balances, December 31, 2000	644	2,143	$11.99

    The following table summarizes information about stock options outstanding at December 31, 2000:

Options Outstanding
		Weighted Average Remaining Contractual Life (years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.43-5.34	286	7.0	$3.15	284	$3.15
6.00-9.88	767	9.9	7.49	5	9.72
10.50-13.69	304	9.0	12.56	65	12.90
14.25-17.50	480	9.0	15.31	120	15.74
23.88-29.63	306	9.1	25.72	—	—

$ 2.43-29.63	2,143	9.1	$11.99	474	$7.74

    At December 31, 1999 and 1998, 556 and 308 options, respectively, were exercisable at weighted average exercise prices of $5.04 per share and $2.73 per share, respectively.

Warrants

    All warrants are exercisable for shares of the Company's Common Stock. The following table summarizes warrant transactions:

Date Issued	Shares Subject to Warrant	Warrant Shares Cancelled	Shares Acquired Upon Exercise	Warrant Shares Outstanding at December 31, 2000	Expiration Date	Weighted Average Exercise Price Per Share
03/03/95	117	38	79	—	02/24/00	7.57
05/04/98	89	—	—	89	12/04/03	4.81
08/09/99	200	—	—	200	08/09/04	18.09
08/30/99	30	—	—	30	08/30/04	18.26
01/28/99	35	—	—	35	01/28/04	20.00
01/28/99	35	—	—	35	01/28/04	22.40
04/21/00	125	—	—	125	04/21/05	13.41
12/18/00	85	—	—	85	12/18/05	9.06

				599		$14.23

    At December 31, 2000, 1999 and 1998 warrants covering 599, 479 and 206 shares of the Company's Common Stock, respectively, were exercisable at weighted average exercise prices of $14.23, $14.11 and $6.38 per share, respectively.

SFAS 123

    CenterSpan applies APB opinion No. 25 and related interpretations in accounting for its stock based compensation plans. However, in accordance with SFAS 123, pro forma disclosures as if CenterSpan adopted the fair value method requirements under SFAS 123 for all awards subsequent to January 1, 1995, are presented below.

    The weighted average per share fair value of options and warrants granted during 2000, 1999 and 1998 was $6.65, $6.37 and $0.66, respectively. The fair value of each option and warrant granted during the years ended 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2000	1999	1998
Risk-free interest rate	5.2%-6.8%	4.6%-5.9%	4.1%-5.6%
Expected dividend yield	0%	0%	0%
Expected lives (years)	5	5	3.3
Volatility	89%	76%-78%	34%

    Had compensation cost for CenterSpan's stock option plans and warrants been determined consistent with SFAS 123, CenterSpan's net loss would have been adjusted to the following pro forma amounts:

	Year Ended December 31,
	2000	1999	1998
Loss from continuing operations:
As reported	$(9,468)	$(10,640)	$(1,033)
Pro forma	(14,143)	(11,277)	(1,033)
Basic and diluted loss per share from continuing operations:
As reported	(1.52)	(2.11)	(0.24)
Pro forma	(2.27)	(2.24)	(0.24)
Loss from discontinued operations:
As reported	—	(5,201)	(8,023)
Pro forma	—	(5,340)	(8,288)
Basic and diluted loss per share from discontinued operations:
As reported	—	(1.03)	(1.83)
Pro forma	—	(1.06)	(1.89)
Net loss:
As reported	(9,468)	(15,841)	(9,056)
Pro forma	(14,143)	(16,617)	(9,321)
Basic and diluted net loss per share:
As reported	(1.52)	(3.14)	(2.07)
Pro forma	(2.27)	(3.30)	(2.13)

    The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts.

NOTE 11.  Income Taxes

    The provision for (benefit from) income taxes from continuing operations in 2000 and 1999 and from discontinued operations in 1998:

	Year ended December 31,
	2000	1999	1998
Current:
Federal	$—	$(145)	$(2,224)
State	—	—	—

	—	(145)	(2,224)
Deferred:
Federal	—	4,166	(2,591)
State	—	511	(977)

	—	4,677	(3,568)

	$—	$4,532	$(5,792)

    The provision for (benefit from) income taxes differs from the amount of income taxes determined by applying the statutory federal income tax rate to income from continuing operations for 2000 and 1999 and from discontinued operations for 1998 due to the following:

	Year Ended December 31,
	2000	1999	1998
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income taxes	(4.4)	(4.4)	(4.4)
Change in valuation allowance	38.4	108.0	—
Research and development tax credit and other	—	—	(3.5)

Effective tax rate	—%	69.6%	(41.9)%

    Deferred tax assets (liabilities) are comprised of the following components:

	December 31,
	2000	1999
Deferred tax assets:
Expenses and allowances not currently deductible	$616	$627
Net operating loss carryforwards	10,993	7,155
Credit carryforwards	581	581

Net deferred income taxes	12,190	8,363
Valuation allowance	(12,190)	(8,363)

	$—	$—

    The valuation allowance for deferred tax assets as of January 1, 1998 was $0. The net change in total valuation allowance for the years ended December 31, 2000, 1999 and 1998 was an increase of $3,827, $8,363 and $0, respectively.

    The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $2,021 as of December 31, 2000. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

    CenterSpan has federal, state and foreign net operating loss carryforwards of $22,107, $30,002 and $6,551, respectively, that expire from 2013-2021. CenterSpan has accumulated unused federal and state research and experimentation credits of approximately $461 that expire from 2003-2019. CenterSpan also has Alternative Minimum Tax (AMT) credits in the amount of $163, which may be carried forward indefinitely.

NOTE 12.  401(k) Plan

    CenterSpan has a 401(k) Plan covering substantially all employees meeting minimum service requirements. The 401(k) Plan allows CenterSpan to make discretionary matching contributions. CenterSpan provided discretionary contributions of $36, $30, and $46 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 13.  Subsequent Events

    In February 2001, CenterSpan sold 714 shares to an individual investor for $7.00 per share for total proceeds to CenterSpan of $5,000. In conjunction with this issuance, a warrant covering 85,000 shares of the Company's common stock was issued at an exercise price of $9.063. The warrant is immediately exercisable and expires in February 2006.

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot"). On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15,000, of which $2,250 was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleged that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. At the end of March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1,400 of restricted cash from escrow. Guillemot received approximately $1,000, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract.

NOTE 14.  Quarterly Financial Data (Unaudited)

    Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2000 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999
Revenue	$346	$375	$85	$(19)
Gross profit	246	235	71	(334)
Loss from continuing operations	(202)	(5,113)	(1,724)	(3,601)
Gain (loss) from discontinued operations	(196)	(5,011)	—	6
Net loss	(398)	(10,124)	(1,724)	(3,595)
Basic and diluted loss per share from continuing operations	(0.04)	(1.05)	(0.34)	(0.66)
Basic and diluted loss per share from discontinued operations	(0.04)	(1.03)	—	—
2000
Revenue	$—	$1	$—	$—
Gross profit	—	1	—	—
Net loss	(1,380)	(3,430)	(2,410)	(2,248)
Basic and diluted net loss per share	(0.23)	(0.55)	(0.39)	(0.35)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    PricewaterhouseCoopers LLP ("PWC") was CenterSpan's independent auditors for its fiscal year ended December 31, 1998. On November 17, 1999, with the approval of the Audit Committee of the Board of Directors, CenterSpan dismissed PWC as its independent auditors. PWC's reports on the CenterSpan's financial statements for the two fiscal years in the period ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During CenterSpan's two fiscal years in the period ended December 31, 1998 and during fiscal 1999 through November 17, 1999, there were not any disagreements with PWC on any matter of auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

    PWC filed a letter dated November 17, 1999 indicating its concurrence with these statements.

    CenterSpan engaged KPMG LLP ("KPMG") as its new independent accountants as of November 17, 1999. During the two fiscal years ending with December 31, 1998 and through November 17, 1999, CenterSpan had not consulted with KPMG on items which: 1) were or should have been subject to SAS 50; or 2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304 (a) (2)).

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information required by this item will be included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in CenterSpan's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item will be included under the caption Executive Compensation in CenterSpan's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in CenterSpan's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the reports thereon of KPMG LLP and PricewaterhouseCoopers LLP, are included on the pages indicated below:

    There are no schedules required to be filed herewith.

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000. The following reports on Form 8-K were filed the first quarter of 2001:

  •
  Form 8-K dated December 19, 2000 and filed January 3, 2001 under Item 2, Acquisition or Disposition of Assets

  •
  Form 8-KA dated December 19, 2000 and filed March 5, 2001 under Item 2, Acquisition or Disposition of Assets

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
2.1		Asset Purchase Agreement dated July 26, 1999 among Guillemont Corporation, S.A., as the Purchaser, and Thrustmaster, Inc., as the Seller (Incorporated by reference to Exhibit A to the Company's definitive proxy statement for the September 27, 1999 Special Meeting of Shareholders)
2.2	(10)	Asset Purchase Agreement dated December 18, 2000 between CenterSpan Communications Corporation and Scour, Inc.
3.1	(1)	Articles of Incorporation, as amended
3.2	(2)	Amended and Restated Bylaws
4.1	(1)	Description of Capital Stock contained in the Articles of Incorporation, as amended (see Exhibit 3.1)
4.2	(2)	Description of Rights of Security Holders contained in the Amended and Restated Bylaws (see Exhibit 3.2)

4.3	(1)	Form of Certificate for Shares of Common Stock
4.4	(1)	Form of Representatives' Warrant Agreement among the Company, Cruttenden Roth and Black & Company, Inc.
4.5	(4)	Securities Purchase Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto
4.6	(4)	Form of Callable Warrant
4.7	(4)	Registration Rights Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto
4.8	(6)	Common Stock Purchase Agreement, dated as of August 6, 1999, between the Company and Peter R. Kellogg
4.9	(6)	Form of Warrant issued to Lucas Capital Management
10.1		1998 Stock Option Plan, as amended
10.2		2000 Nonqualified Stock Option Plan
10.3	(3)	Directors' Nonqualified Stock Option Plan, dated July 19, 1994, as amended
10.4	(3)	1994 Stock Option Plan, dated July 19, 1994, as amended
10.5		1990 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 5, 1995 (File No. 33-93082))
10.6	(2)	Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the Company, as amended
10.7	(5)	Lease dated January 7, 1998 between Stargas Nominees Limited and the Company
10.8	(8)	Form of Change-in-Control Agreement for all officers of CenterSpan Communications Corporation
10.9	(9)	Software Development and License Agreement dated August 9, 1999 between Intel Corporation and the Company, as amended (confidential treatment requested for portions of this exhibit).
16	(7)	Letter re Change in Certifying Accountant.
21		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP
23.2		Consent of PricewaterhouseCoopers LLP

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

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)
Incorporated by reference to the Company's Form 8-K dated December 19, 2000 and filed January 3, 2001 under Item 2, Acquisition or Disposition of Assets.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001	CENTERSPAN COMMUNICATIONS CORPORATION
	By:	/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr. President, Chief Executive Officer and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001:

Signature	Title

/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ MARK B. CONAN Mark B. Conan	Vice President of Finance, Administration and CFO (Principal Financial and Accounting Officer)
/s/ DAVID BILLSTROM David Billstrom	Director
/s/ MERRILL A. MCPEAK Merrill A. McPeak	Director
/s/ LEE E. MIKLES Lee E. Mikles	Director
/s/ JEROME J. MEYER Jerome J. Meyer	Director
/s/ G. GERALD PRATT G. Gerald Pratt	Director
/s/ FREDERICK M. STEVENS Frederick M. Stevens	Director

QuickLinks

  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Financial Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES