Form 10-Q
period 2001-03-31
CENTERSPAN COMMUNICATIONS CORP
filed 2001-05-14
CIK 932290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	8,048,868
(Class)	(Outstanding at May 9, 2001)

CENTERSPAN COMMUNICATIONS CORPORATION

FORM 10-Q

INDEX

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,443	$7,701
Restricted cash	—	2,420
Accounts receivable	2	—
Prepaid expenses and other	444	42

Total current assets	10,889	10,163
Plant and equipment, net of accumulated depreciation of $1,251 and $1,014	2,491	2,409
Other assets	7,084	8,283

Total assets	$20,464	$20,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$613	$608
Accrued liabilities	699	2,557

Total current liabilities	1,312	3,165

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 8,046,285 and 7,303,351 shares issued and outstanding	46,545	42,318
Common stock warrants	5,955	4,830
Accumulated deficit	(33,348)	(29,458)

Total shareholders' equity	19,152	17,690

Total liabilities and shareholders' equity	$20,464	$20,855

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue	$12	$—
Cost of goods sold	—	—

Gross profit	12	—
Operating expenses:
Research and engineering	2,145	552
Selling, general and administrative	2,502	1,063

Total operating expenses	4,647	1,615

Loss from operations	(4,635)	(1,615)
Interest income	141	235

Loss from continuing operations	(4,494)	(1,380)
Gain from disposal of discontinued operations, net	604	—

Net loss	$(3,890)	$(1,380)

Basic and diluted loss per share from continuing operations	$(0.59)	$(0.23)

Basic and diluted gain per share from disposal of discontinued operations	$0.08	$—

Basic and diluted net loss per share	$(0.51)	$(0.23)

Weighted average common shares—basic and diluted	7,607	6,083

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	(3,890)	(1,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	(604)	—
Amortization	641	—
Impairment of intangibles	580
Depreciation	242	52
Stock options issued for services	117	—
Changes in operating assets and liabilities:
Restricted cash	2,420	(32)
Accounts receivable	(2)	4
Prepaid expenses and other assets	(423)	54
Accounts payable and accrued liabilities	(1,230)	(444)

Net cash used in operating activities	(2,149)	(1,746)
Cash flows from investing activities:
Purchases of plant and equipment	(344)	(242)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	5,235	784

Net cash provided by financing activities	5,235	784

Increase (decrease) in cash and cash equivalents	2,742	(1,204)
Cash and cash equivalents:
Beginning of period	7,701	16,467

End of period	$10,443	$15,263

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The accompanying unaudited consolidated financial statements of CenterSpan Communications Corporation ("CenterSpan" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Company operates within a single segment and therefore, no segment disclosures are included herein.

    The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2. Earnings Per Share

    Basic earnings per share ("EPS") and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

    Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Three Months Ended March 31,
	2001	2000
Stock options	3,048,315	1,398,661
Stock warrants	684,742	389,742

Total	3,733,057	1,788,403

Note 3. Sale of Stock

    In February 2001, CenterSpan sold 714,286 shares of its common stock to Peter R. Kellogg, an individual, accredited investor, for $7.00 per share for total proceeds to CenterSpan of $5.0 million. In conjunction with this issuance, warrants covering an aggregate of 85,000 shares of the Company's common stock were issued at an exercise price of $9.063 per share. The warrants are immediately exercisable and expire in December 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 90%; and expected life, 5 years. The fair value of the warrants was $563,000.

Note 4. 1998 Stock Option Plan Amendment

    At a special meeting of shareholders, which was held in February 2001, the shareholders approved an amendment to the Company's 1998 Stock Option Plan to increase the total number of shares that may be issued thereunder from 3,100,000 to 4,100,000.

Note 5. Release of Restricted Cash

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot"). On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15.0 million, of which $2.25 million was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleged that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. At the end of March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract. In connection with the release of the restricted cash and final settlement with Guillemot, CenterSpan recognized a gain on disposal of discontinued operations in the first quarter of 2001 of $604,000.

Note 6. New Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. CenterSpan does not currently have any derivative instruments and, accordingly, the adoption of SFAS 137 and 138 in the first quarter of 2001 did not have an impact on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. In particular, statements regarding the adequacy of funds to meet CenterSpan's current or future cash needs; the development of Scour Exchange™; and its future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. CenterSpan cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those CenterSpan forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company's report on Form 10-K for the year ended December 31, 2000. CenterSpan does not intend to update any forward-looking statements due to new information, future events or otherwise. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

General

    In the third quarter of 2000, CenterSpan began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which is code-named C-star. In December 2000, CenterSpan purchased certain assets of Scour, Inc. ("Scour") as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange, facilitated the search and exchange of digital audio, video and image files over the Internet. CenterSpan began beta testing of the new Scour Exchange™, incorporating the C-star technology, in March 2001 to test its secure and legal digital distribution channel, which integrates peer-to-peer technology with digital rights management support. To date, more than 500,000 beta participants have pre-registered for this beta test.

    CenterSpan is pursuing a tiered subscription revenue model for Scour Exchange™ and will also receive revenue from advertising placements on the Scour.com website. Scour Exchange™ will be available by pointing a user's browser to the Scour.com website. CenterSpan is also pursuing a licensing revenue model for applications of its search and peer-to-peer file sharing technology to third parties for secure and legal digital distribution channels in areas such as secure documents, e-books and editorial content.

    Our Internet communications software product Socket™ is based on three technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing. We have discontinued all distribution efforts related to Socket™, although the software is still available, and we are not currently promoting or marketing Socket™. The resources we currently expend on Socket are not material and we do not currently have any plans to expend significant resources on Socket™ in the future.

Results of Operations

Revenue

    CenterSpan recognized revenue of $12,000 in the first quarter of 2001 related to advertising placed on the Scour.com website by third parties. CenterSpan did not have any revenue in the first quarter of 2000 as it had discontinued its iConference and Talk n'Play retail product distribution and was in a beta test period for Socket™, its freely distributed Internet communication product. CenterSpan expects to begin receiving revenue from the paid subscription version of the Scour™ Exchange in the second half of 2001.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $2.1 million in the first quarter of 2001 compared to $552,000 in the first quarter of 2000. Amounts incurred for research and engineering in the first quarter of 2001 primarily relate to the development and beta launch of the new Scour Exchange™. The increase in the first quarter of 2001 compared to the same quarter of 2000 is due to the impairment of $580,000 of technology purchased from Scour, Inc. in December of 2000, a $664,000 increase in salaries, contract labor and related costs for developing the C-star technology and a $216,000 increase in depreciation and other infrastructure costs related to C-star. CenterSpan determined that the $580,000 impairment charge related to technology purchased from Scour was necessary due to the fact that CenterSpan will be utilizing the C-star technology that it developed internally rather than the technology purchased from Scour. CenterSpan anticipates incurring similar levels of research and engineering expense in the remaining quarters of 2001, except for the $580,000 impairment of technology, as it launches its paid subscription service for Scour Exchange.

Selling, General and Administrative

    Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $2.5 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000. The increase is primarily due to $641,000 of amortization expense in the first quarter of 2001 related to the purchase of certain assets of Scour, Inc. in the fourth quarter of 2000, $300,000 related to the establishment of our Digital Media and Entertainment Group, which is responsible for building long-term business relationships with content providers, and $150,000 related to additional infrastructure costs for C-star. CenterSpan anticipates incurring similar levels of general and administrative expenses in the remaining quarters of 2001, and increased costs for marketing expense in the second half of 2001 as it promotes and launches its paid subscription version of the Scour™ Exchange.

Interest Income

    Interest income decreased to $141,000 in the first quarter of 2001 from $235,000 in the first quarter of 2000 as a result of higher cash balances in the first quarter of 2000, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of the Company's hardware business in October 1999 for $15.0 million. CenterSpan's cash balances increased during the first quarter of 2001 as a result of the sale of 714,286 shares of Common Stock to an individual investor for total proceeds of $5.0 million, which will result in interest income until utilized.

Gain from Disposal of Discontinued Operations

    The gain from disposal of discontinued operations of $604,000 in the first quarter of 2001 resulted from the release of $2.4 million of restricted cash from escrow and final settlement with Guillemot. CenterSpan received approximately $1.4 million of the restricted cash after all required payments were made to Guillemot. See Part II, Item 1. Legal Proceedings.

Provision for Income Taxes

    A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

    CenterSpan has financed its activities since the disposition of its hardware business in October 1999 primarily with a combination of proceeds from the sale of its hardware business and proceeds from the sale of equity securities. At March 31, 2001, CenterSpan had $9.6 million of working capital and a current ratio of 8.3:1.0. In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract. See Part II, Item 1. Legal Proceedings.

    In February 2001, CenterSpan sold 714,286 shares of its Common Stock to an individual investor for $7.00 per share for total proceeds of $5.0 million. In conjunction with this issuance, the Company issued warrants exercisable for an aggregate of 85,000 shares of the Company's Common Stock to five designees of the investor's financial consultant. The warrants are immediately exercisable at a price of $9.063 per share and expire in December 2005. The fair value of the warrants were determined to be $563,000 using the Black Scholes methodology.

    Cash increased $2.7 million in the first quarter of 2001 primarily as a result of proceeds from issuance of common stock of $5.2 million, offset in part by $2.1 million used in operations and $344,000 used for the purchase of property and equipment.

    CenterSpan currently anticipates that it will continue to experience growth in its operating expenses as it enters new markets for its products and services, increases marketing activities, continues research and development spending, develops new distribution channels and expands its infrastructure.

    Accrued liabilities decreased $1.9 million to $699,000 at March 31, 2001 from $2.6 million at December 31, 2000 primarily due to the final settlement with Guillemot in connection with the release of restricted cash from escrow. See Part II, Item 1. Legal Proceedings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    On June 15, 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot Corporation S.A. ("Guillemot") in the United States District Court for the District of Oregon (Case No. Civ. 00-830-ST). On July 26, 1999, Guillemot contracted to purchase certain CenterSpan assets for a total price of $15.0 million, of which $2.25 million was to be retained in escrow and released to CenterSpan pursuant to a schedule provided in the parties' Escrow Agreement. CenterSpan alleged that Guillemot breached the terms of the Escrow Agreement by prohibiting the scheduled release of escrow funds to CenterSpan. At the end of March 2001 CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract.

Item 4. Submission of Matters to a Vote of Security Holders

    A special meeting of the shareholders of the Company was held on February 22, 2001, at which the following action was taken:

1.
The shareholders approved the issuance and sale of up to 714,286 additional shares of the Company's Common Stock to Peter R. Kellog in a private placement as follows:

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
4,341,161	198,932	—	—
2.
The shareholders approved the amendments to the 1998 Stock Option Plan, including an increase in the number of shares available under the Plan from 3,100,000 to 4,100,000 as follows:

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
4,157,356	320,849	61,888	—
3.
The shareholders approved and ratified two option grants, covering a total of 110,000 shares of Common Stock, previously made by the Company to Frank G. Hausmann outside of the 1998 Stock Option Plan as follows:

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
4,255,942	223,154	60,997	—

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10.1	Settlement Agreement and Mutual Release dated March 27, 2001 between CenterSpan Communications Corporation and Guillemot Corporation, S.A.

(b)
Reports on Form 8-K

    CenterSpan filed one report on Form 8-K during the quarter ended March 31, 2001 dated December 19, 2000 and filed January 3, 2001 pursuant to Item 2. Acquisition or Disposition of Assets regarding CenterSpan's purchase of certain assets of Scour, Inc.

    CenterSpan also filed one report on Form 8-K/A during the quarter ended March 31, 2001 dated December 19, 2000 and filed March 5, 2001 pursuant to Item 2. Acquisition or Disposition of Assets regarding CenterSpan's purchase of certain assets of Scour, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001	CENTERSPAN COMMUNICATIONS CORPORATION
	By:	/s/ MARK B. CONAN
Mark B. Conan Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES