Form 10-K/A
period 2000-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2001-06-05
CIK 932290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

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

CENTERSPAN COMMUNICATIONS CORPORATION
2000 FORM 10-K/A ANNUAL REPORT

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	2
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	6
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Signatures		20

Item 1. Business

Overview

    CenterSpan Communications Corporation ("CenterSpan" or the "Company") was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon corporation. The Company changed its name to CenterSpan Communications Corporation in October 1999.

    CenterSpan's hardware business historically accounted for the bulk of the Company's revenues and expenses. From its founding in 1990 through 1997, CenterSpan (formerly ThrustMaster) was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors including Microsoft Corporation, Kensington (Gravis), Logitech International S.A., and InterAct Accessories, which had greater economies of scale, financial, technical and marketing resources than CenterSpan, entered the game controller market, creating an extremely competitive environment characterized by declining prices and increased marketing costs. CenterSpan's management determined that CenterSpan could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future and concluded that the Company should sell the hardware business and invest the proceeds in the Company's Internet community, collaboration and communication business. The hardware business was sold in July 1999 for $15 million in cash, subject to certain adjustments.

    Following the sale of the hardware business in 1999, CenterSpan began developing and marketing peer-to-peer Internet communication and collaboration solutions.

    In the first quarter of 2000, we released a beta version of our Internet communications software product, Socket™, which is based on three technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing.

    The Company has launched a next generation peer-to-peer digital distribution channel, the new Scour Exchange™, which enables members to search and enjoy content, such as music and video files, in a secure and legal environment. We began beta testing of the new Scour Exchange™ in March 2001and expect to begin receiving revenue from the paid subscription version of the Scour Exchange™ in the second half of 2001.

Digital Distribution Channel

    In the third quarter of 2000, we began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which we code-named C-star. In December 2000, CenterSpan purchased certain assets of Scour, Inc. ("Scour") as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange™, facilitated the search and exchange of digital audio, video and image files over the Internet. Scour was pursuing an advertising based revenue model with respect to the free sharing of files in the old Scour Exchange™. CenterSpan began testing a free beta version of its new Scour Exchange™, incorporating the C-star technology, in March 2001 to test its secure and legal digital distribution channel, which integrates peer-to-peer technology with digital rights management support. We believe that the purchase of the Scour brand name and access to a portion of the Scour Exchange™ user base as potential subscribers will provide a significant acceleration in the acceptance of a digital distribution channel. As of March 30, 2001, over 300,000 participants have registered for this beta test. In the second half of 2001, CenterSpan plans to launch a tiered paid subscription service. We also expect to generate revenue from licensing the C-star technology as a platform for secure and legal digital distribution.

Internet Communications Software

    On May 31, 1998 CenterSpan entered into a license agreement with Intel Corporation ("Intel") that licensed to CenterSpan certain software source code technology related to voice communications over the Internet. In August 1999, we entered into a second license agreement with Intel that licensed to CenterSpan additional software source code for development of its Internet community, collaboration and communications products. In April 2000, we signed an amendment to our August 1999 license agreement with Intel, which provides CenterSpan with rights to all current and future development of "Launch and Connect" technology, which is a significant component of our Socket™ product. The "Launch and Connect" technology allows groups to launch and participate in online activities (e.g. multi-player online video games) while continuing to communicate through voice or text conferencing over the Internet. The amendment grants CenterSpan exclusive rights, subject to performance obligations, to all engineering development, support, marketing and licensing of the "Launch and Connect" technology with a final expiration date of April 21, 2005.

    At the end of the first quarter of 2000, we released a beta version of our Socket™ product and during the second quarter of 2000 released Socket™ 1.0. The adoption rate of Socket™ was less than expected. We believe that was due primarily to a lack of open standards for communications between instant messaging products. We anticipated having more than 1 million registered Socket™ users by the end of 2000, but achieved fewer than 50,000. We believe that the future of Internet community, collaboration and communications will be driven by open, standards-based technology and solutions and that the failure to register users for Socket™ was caused by the lack of these standards. The revenue model for 2000 for the Socket™ product was based on expected affiliate fees to be received from e-commerce partners for sales of multi-player applications such as video games generated by comparison of capabilities of Socket™ users. Due to the low rate of adoption and use of the Socket™ product, the Company earned only $1 thousand in revenue from affiliate fees during 2000. We have discontinued all distribution efforts related to Socket™ and we are not currently promoting or marketing Socket™, although the software is still available.

Product Development and Technology

Digital Distribution Channel

    CenterSpan began beta testing the new Scour Exchange™ in March 2001 for the secure and legal distribution of digital content.

    The capabilities of the new Scour Exchange™ are expected to allow users to:

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

    The new Scour Exchange™ on-line music and video subscription service is expected to be implemented in the second half of 2001. We expect to charge a tiered subscription with a free tier in which promotional video and music are distributed. In addition, we expect to have middle and premium tiers at monthly rates that may range from $4.95 to $24.95. Exact rates have not yet been established. The more expensive tiers will allow for a larger amount of file downloads for more popular music. We also anticipate generating revenue from the new Scour Exchange™ from commissions earned related to the distribution and purchase of digital content and physical goods and from integrated advertising placements.

    CenterSpan also anticipates generating revenue from the licensing of the C-star technology to third parties as a platform for secure and legal digital distribution channels in areas such as secure documents, e-books and editorial content, in addition to media and entertainment.

    The Company paid $5.8 million in cash and issued 333,333 shares of its Common Stock to acquire certain assets from Scour. CenterSpan expended approximately $1.0 million on selling, general and administrative expenses through December 31, 2000 preparing for the launch of Scour Exchange™ in the first quarter of 2001. In addition, the majority of CenterSpan's research and engineering expenses of $2.7 million in the second half of 2000 were for the development of a new backend technology infrastructure originally expected to be incorporated into a new version of Socket™ that became the basis for the C-Star technology. In the first quarter of 2001, CenterSpan expended approximately $3.0 million on research and engineering and selling, general and administrative expenses related to Scour Exchange™. Through the first quarter of 2001, CenterSpan generated $12,000 of advertising revenue derived from Scour Exchange™.

Internet Community, Collaboration and Communication

    CenterSpan has developed a desktop-based "Internet Activity Hub" called Socket™, targeted at small groups of mainstream Internet users. The hub is built around a core technology, currently licensed from Intel Corporation, that encompasses the following areas:

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

    Due to a lower than anticipated adoption rate, we have discontinued all distribution efforts related to Socket™, although the software is still available, and we are not currently promoting or marketing Socket™. The resources we currently expend on Socket are not material and we do not currently have any plans to expend significant resources on Socket™ in the future.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $4.9 million in 2000 compared to $782,000 in 1999. Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology in the second quarter of 2000. The warrant issued to Intel was for the purchase of 125,000 shares of CenterSpan's common stock at $13.41 per share, which represented a 15% discount to an average of the preceding 10 day closing stock price. The warrant vested immediately and is exercisable until April 21, 2005. The warrant was valued using the Black-Scholes model with the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 83%; and expected life, 5 years.

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

Sales, Distribution and Marketing

    CenterSpan is pursuing a subscription revenue model for the new Scour Exchange™. The new Scour Exchange™ will be available by pointing a user's browser to the Scour.com web-site. CenterSpan is also pursuing a licensing revenue model for application of its search and peer-to-peer file sharing technology as a platform licensed to third parties for secure and legal digital distribution channels in areas such as secure documents, e-books and editorial content, in addition to media and entertainment.

    CenterSpan attempted to use a commission based business model relative to the Internet communications software business. Socket™ is distributed via free downloads from certain Internet sites. CenterSpan's earlier software products, Talk n'Play and iConference, were sold to end users through various retail channels. Based on the lack of success achieved through the retail channels, CenterSpan chose to distribute Socket free of charge to attempt to obtain broader distribution in a timely manner. We expected that this would lead to greater long term revenue generating potential.

    CenterSpan intends to use a comprehensive marketing campaign and word-of-mouth, or "viral expansion," to help in attracting subscription users of its software as well as a direct sales group with respect to technology licensing. CenterSpan also intends to market the new Scour Exchange™subscription service directly to former users of the old Scour Exchange™.

    CenterSpan spent $462,000 and $159,000 on advertising related to its continuing operations during 2000 and 1999, respectively. No amounts were spent in 1998 related to advertising for CenterSpan's Internet software business.

Competition

    The Internet digital distribution channel business is competitive. We expect competition to increase in the future. Our principal competitors include Internet music distributors through digital download or streaming technologies such as MP3.com, Napster, Liquid Audio, Duet and Real Networks, music labels and movie studios, as well as providers of digital distribution services, such as MusicNet and RioPort. Many of our current and future competitors may have advantages over us, including:

  •
  Longer operating histories;

  •
  Larger customer bases;

  •
  Substantially greater financial, technical, sales and marketing resources;

  •
  Greater name recognition; and

  •
  The ability to more easily provide a comprehensive software solution.

Intellectual Property

    Some of the intellectual property rights used in the development of the CenterSpan's software products are licensed from Intel Corporation. These licenses were expensed in a prior year and expire August 21, 2005. The Company has applied for registration of the names CenterSpan™, Socket™ and Scour Exchange™. CenterSpan relies on patent, trademark and copyright law, trade secret protection and confidentiality agreements with it employees, strategic partners and others to protect its proprietary rights. Although we believe that our products, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against CenterSpan in the future. Any infringement claim or related litigation against CenterSpan, or any challenge to the validity of CenterSpan's own intellectual property rights, and the expense and effort of defending the same, could materially and adversely affect our business, financial condition and results of operations.

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

    The following sales of unregistered securities were not previously reported:

  •
  In connection with the purchase of certain assets of Scour, Inc. ("Scour") on December 18, 2000, CenterSpan issued to Scour, an accredited investor, 333,333 shares of its Common Stock with an aggregate value of $3.5 million, or $10.50 per share. The offer and sale of the Common Stock issued to Scour involved no general solicitation or general advertising by or on behalf of CenterSpan and were made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 of such Securities Act. CenterSpan agreed to register the Common Stock issued to Scour on demand. On February 14, 2001, CenterSpan filed a Form S-3 registration statement relating to the Scour Common Stock. At this date, the registration statement is not yet effective.

  •
  In related transactions on each of December 18, 2000 and February 23 2001, CenterSpan sold 714,286 shares of its Common Stock (for a total of 1,428,572 shares) to Peter R. Kellogg, an accredited investor, at a price of $7.00 per share for aggregate proceeds of $10.0 million. The price per share reflected an approximate 21% discount to the trailing 30 day average closing price on December 4, 2000, the date Mr. Kellogg committed to purchase the shares. On March 30, 2001, after issuance of the 1,428,572 shares, Mr. Kellogg held a total of 1,979,172 shares, or 24.6%, of our Common Stock. The proceeds from these stock sales are being used to fund current operations.

    CenterSpan also issued, on each of these dates, warrants to purchase 85,000 shares of its Common Stock (for a total of 170,000 shares) at an exercise price of $9.063 per share. The warrants are immediately exercisable and expire in December 2005.

    CenterSpan issued the warrants to five designees of the investor's financial consultant, Lucas Capital, as a finders' fee. We negotiated the finders fee to consist of warrants to purchase the Company's Common Stock in an amount equal to approximately 12% of the number of shares issued to Mr. Kellogg based on the effort expended by Lucas Capital in assisting CenterSpan in obtaining the equity investment. Each recipient of warrants represented to CenterSpan that he or she is an accredited investor or sophisticated investor and received all SEC filings made by CenterSpan since January 1, 2000. The offer and sale of the shares and the warrants involved no general solicitation or general advertising by or on behalf of CenterSpan and were made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 of such Securities Act.

    CenterSpan has agreed to file a registration statement under the Securities Act, prior to June 16, 2001, with respect to the shares issued to Mr. Kellogg and the shares issuable upon exercise of the warrants. CenterSpan will include in that registration statement 273,853 shares previously sold to Mr. Kellogg and the 30,000 shares issuable upon the exercise of warrants issued to Lucas Capital in connection with that sale. Upon registration, the shares will be freely tradable under the Securities Act. Sales in the open market by Mr. Kellogg and the warrant holders of a significant number of these shares, which represented approximately 25% of CenterSpan's outstanding common stock as of March 31, 2001, could cause a decline in the market value of CenterSpan's Common Stock

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    In the third quarter of 2000, CenterSpan began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which is code-named C-star. In December 2000, CenterSpan purchased certain assets of Scour, Inc. ("Scour") as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange™, facilitated the search and exchange of digital audio, video and image files over the Internet. We began beta testing of the new Scour Exchange™, incorporating the C-star technology, in March 2001 to test its secure and legal digital distribution channel, which integrates peer-to-peer technology with digital rights management support. To date, more than 300,000 beta participants have registered for this beta test. In the second half of 2001, CenterSpan plans to launch a tiered paid subscription service.

    CenterSpan is pursuing a tiered subscription revenue model for Scour Exchange™ and also expects to receive revenue from merchandise sales, advertising placements on the Scour.com website, and integrated advertising in the Scour Exchange™. Scour Exchange™ will be available by pointing a user's browser to the Scour.com website. CenterSpan is also pursuing a licensing revenue model for applications of its search and peer-to-peer file sharing technology to third parties for secure and legal digital distribution channels in areas such as secure documents, e-books and editorial content, in addition to media and entertainment.

    Our Internet communications software product Socket™ is based on three technologies developed by the Intel Architecture Labs. These technologies facilitate PC-to-PC text messaging and multi-point audio over the Internet, enabling communication and collaborative information sharing. Due to a lower than anticipated adoption rate, we have discontinued all distribution efforts related to Socket™, although the software is still available, and we are not currently promoting or marketing Socket™. The resources we currently expend on Socket are not material and we do not currently have any plans to expend significant resources on Socket™ in the future.

Results of Continuing Operations—Year Ended December 31, 2000 Compared to 1999

Revenues

    Total revenues were $1,000 in 2000 compared to $787,000 in 1999. At the end of the first quarter of 2000, CenterSpan released a beta version of its Socket™ product and during the second quarter of 2000 released Socket™ 1.0. However, CenterSpan did not generate any revenues during the first, third or fourth quarters of 2000 and only $1,000 in the second quarter of 2000 related to the Socket™ releases. CenterSpan anticipated 2000 to be an investment year, in which the focus was on the distribution of Socket™ to end-users and did not expect to generate significant revenue. The adoption rate of Socket™ was less than expected, primarily, we believe, due to a lack of open standards for communications between instant messaging products. We believe that the future of Internet community, collaboration and communications will be driven by open, standards-based technology and solutions.

    The $787,000 of revenue generated in 1999 was from the retail sale of Talk n'Play and iConference software products. The Company discontinued marketing and selling Talk n'Play and iConference during 2000 when it was determined that such products would not generate sufficient revenue to support the business.

Gross Profit

    Gross profit for 2000 was $1,000 (100% of revenue) generated from affiliate fees from e-commerce partners relative to the Socket™ product.

    Gross profit for 1999 was $218,000 (27.7% of revenues) and was generated from the retail sale of Talk n'Play and iConference products and is net of the cost of production and inventory adjustments.

Research and Engineering

    Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $4.9 million in 2000 compared to $782,000 in 1999. Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development, in the second quarter of 2000. CenterSpan made significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. CenterSpan significantly increased the size of its engineering department during 2000 and at December 31, 2000 the Company had 26 in the engineering group compared to 16 at December 31, 1999. The increase in 2000 compared to 1999 is due to a $2.4 million increase in salaries, recruiting and related costs associated with the development of Socket™ and C-star, $1.3 million for technology (mentioned above) and a $157,000 increase in depreciation. CenterSpan plans to make similar investments in research and engineering during 2001 as in 2000, primarily for further development of its C-star technology and the related Scour Exchange™.

Selling, General and Administrative

    Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $5.5 million in 2000 from $2.5 million in 1999, as a result of expanding the Company's workforce and marketing activities related to the Internet community, collaboration and communications software business. CenterSpan incurred

$424,000 of additional marketing and advertising costs in 2000 for the launch of the Socket™ product. CenterSpan significantly increased the number of employees assigned to continuing operations in marketing, product development and administration and, as a result, salaries, recruitment and related costs increased $1.5 million in 2000 compared to 1999. At December 31, 2000, the company had 27 people in marketing, product development and administration compared to 19 at December 31, 1999. CenterSpan also incurred an additional $415,000, including increased depreciation, related to improved Internet infrastructure and bandwidth charges during 2000, primarily for support of the Socket™ product. The increases in the selling and marketing activities in 2000 were undertaken with the assumption that the Company would generate revenue from its Socket™ product to support such expenditures. When revenues did not materialize as anticipated, CenterSpan reduced, and, by the end of 2000, virtually eliminated, spending related to Socket™. In the fourth quarter of 2000, CenterSpan began focusing its selling and marketing activities on the new ScourExchange™.

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

Research and Engineering

    Research and engineering expenses were $782,000 in 1999 and $162,000 in 1998. The Company made significant investments in research and engineering in 1999 related to its Internet community, collaboration and communications software business, expanding the software engineering employee base from 1 1/2 full time equivalent employees at December 31, 1998 to 16 at December 31, 1999. The increase in engineering employees is responsible for the increase in research and engineering expense in 1999 compared to 1998.

    Of the total research and engineering expenses, $250,000 and $162,000 in 1999 and 1998, respectively, have been allocated to continuing operations from the discontinued hardware business based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses. Employee costs, determined by head count working in the software business activities, represented $190,000 and $110,000 in 1999 and 1998, respectively; while overhead for facilities and other related costs, as determined by relative square footage associated with the software business, totaled $60,000 and $52,000 in 1999 and 1998, respectively.

Selling, General and Administrative

    Selling, general and administrative expenses increased to $2.5 million in 1999 from $935,000 in 1998 as a result of expanding the workforce and other activities related to the Internet community, collaboration and communications software business. CenterSpan incurred $97,000 for marketing, packaging and advertising costs related to the Talk n'Play and iConference retail products in 1999. The expanded workforce contributed $101,000 to the increase in selling, general and administrative expenses in 1999 compared to 1998.

    Of the total selling, general and administrative expenses, $1.1 million and $935,000 in 1999 and 1998, respectively, have been allocated to continuing operations from the discontinued hardware business, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses. Employee costs, determined by head count working in the software business activities, represented $616,000 and $515,000 in 1999 and 1998, respectively; while overhead for facilities and other related costs, as determined by relative square footage associated with the software business, totaled $510,000 and $435,000 in 1999 and 1998, respectively.

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

Results of Discontinued Operations—Sale of the Hardware Business

    CenterSpan's hardware business had historically comprised the bulk of the Company's revenues and expenses. From its founding in 1990 through 1997, CenterSpan (formerly ThrustMaster) was a leader in designing and marketing innovative PC game controller products. However, commencing in 1997, many larger competitors, including Microsoft Corporation, Kensington (Gravis), Logitech International S.A., and InterAct Accessories, which had greater economies of scale, financial, technical and marketing resources than CenterSpan, entered the game controller market, creating an extremely competitive environment characterized by declining prices and increased marketing costs. CenterSpan's management determined that CenterSpan could not achieve the economies of scale necessary to be profitable in the game controller market and concluded that the Company should sell the hardware business and invest the proceeds in the Company's Internet community, collaboration and communication business.

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

    In December 2000, CenterSpan purchased certain assets of Scour, Inc. for $5.8 million in cash and 333,333 shares of its Common Stock with a market value of $10.50 per share.

    On each of December 18, 2000 and February 23 2001, CenterSpan sold 714,286 shares of its Common Stock (for a total of 1,428,572 shares) to Peter R. Kellogg, an accredited investor, at a price of $7.00 per share for aggregate proceeds of $10.0 million. The price per share reflected an approximate 21% discount to the trailing 30 day average closing price on December 4, 2000, the date Mr. Kellogg committed to purchase the shares. On March 30, 2001, after issuance of the 1,428,572 shares, Mr. Kellogg held a total of 1,979,172 shares, or 24.6%, of our Common Stock. The proceeds from these stock sales are being used to fund current operations.

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

Risk Factors

We are subject to the risk that our solutions will not be adopted by consumers and therefore we may not achieve or maintain profitability.

    We commenced our software business in mid-1998. Accordingly, we have a limited operating history with which you can evaluate our current business and prospects. Our business is new and will not be successful unless consumers adopt wide usage of our products and services and revenues are generated from customers and e-commerce partners. We derived insignificant revenues from the Socket product and are no longer developing or promoting it. We have only begun beta testing of the new Scour Exchange™. Although we have received significant interest in the free beta test program with over 300,000 pre-registered beta testers, the number of free beta users that can be converted to paying subscribers is unknown. In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet file sharing community, collaboration and communications markets.

We incurred net losses in our software business of $9.5 million in 2000, $10.6 million in 1999 and $1.0 million 1998; continued losses may deplete our capital resources.

    We have derived insignificant revenues from our software business and have incurred substantial net losses in every quarter since we began our software operations. We cannot predict when, if ever, we will achieve profitability. In addition, we plan to increase our operating expenses to implement our peer-to-peer digital distribution channel through increased staffing and organizational expenses, marketing costs, capital expenditures and other expenses. As a result, we expect to incur significant operating losses on a quarterly and annual basis for the foreseeable future. Continued losses would impair our capital resources, which in turn may require CenterSpan to raise additional capital or curtail its business activities.

If we do not successfully introduce a subscription version of the new Scour Exchange™ in a timely manner, we may not achieve anticipated revenues and profitability, which would continue to deplete our capital resources.

    The beta version of the new Scour Exchange™ that was released at the end of March of 2001 is free to the public. We expect to launch a fee based subscription service in the second half of 2001. Additional development is now underway to integrate the credit card financial clearing capabilities necessary for a subscription service.

If we fail to secure access to popular music and video files, we may not be able to generate significant revenue through a subscription service, which could lead to continued operating losses.

    Our revenue model for 2001 is primarily based on subscription fees from the new Scour Exchange™ file sharing digital distribution network. We have only established a limited number of digital distribution content provider alliances with smaller independent labels and studios for music and video files for the beta test. If we fail to secure access to popular music and video files from more than one major music label or movie studio, we may not be able to generate significant revenue through a subscription service.

If we fail to attract a significant number of subscribers to the Scour Exchange™, we may not achieve anticipated subscription revenues, which could lead to continued operating losses.

    On line subscription services for music and video are new and have not been proven either in a peer-to-peer structure such as the new Scour Exchange™, or using other structures like streaming or server-based downloading.

If consumers are able to get music and video files for free from other services, we may not be able to achieve anticipated subscription revenue, which could lead to continued operating losses.

    In March of 2001, the largest Internet file sharing network, Napster, was ordered by a federal court to block the exchange of copyrighted music identified by the music labels. Third party surveys of Napster and other free peer-to-peer exchange users indicate a willingness to pay for digital music files on a subscription basis by a majority of the users if the files are not available for free. The record industry and the motion picture industry continue to attack several forms of illegal exchange of copyrighted files. If innovative software providers are able to develop alternative technologies for free file sharing, it will be difficult to attract and retain paying subscribers for the new Scour Exchange™.

If we are unable to successfully develop new products based on the C-star technology, we may not be able to generate anticipated revenues, which could lead to continued operating losses.

    We believe that the C-star search and peer-to-peer file sharing technology, which is the basis of the Scour Exchange™, has application in vertical markets in addition to media and entertainment. We are pursuing a product licensing strategy to generate revenue from the use of the C-star platform. If we are unable to create and sell products based on the C-star technology, we may not achieve anticipated revenues or profitability.

If we are not able to compete effectively, we may not be able to generate anticipated subscription and licensing revenues, which could lead to continued operating losses.

    The Internet digital distribution channel business is competitive and many of our competitors may have greater resources and experience than CenterSpan. We expect competition to increase in the future. Our principal competitors include Internet music distributors through digital download or streaming technologies, such as MP3.com, Napster, Liquid Audio, Duet and Real Networks, music labels and movie studios, as well as providers of digital distribution services and software such as MusicNet and RioPort. Many of our current and future competitors may have advantages over us, including:

  •
  Longer operating histories;

  •
  Larger customer bases;

  •
  Substantially greater financial, technical, sales and marketing resources;

  •
  Greater name recognition; and

  •
  The ability to more easily provide a comprehensive software solution.

    Our current and potential competitors may establish cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our ability to generate subscription and licensing revenue would suffer.

If we lose key personnel, we may not be able to timely deploy products and services such as Scour Exchange™ and C-star technology platform, which may delay or decrease anticipated revenues and lead to continued operating losses.

    Our success depends largely upon the continued services of our executive officers and other key management and development personnel. The loss of the services of one or more of our executive officers, engineering personnel, or other key employees could have a material adverse effect on our ability to timely deploy services and products such as the Scour Exchange™ and C-star technology platform, which may delay or decrease anticipated revenues and profitability. Our employees are employed on an "at will" basis and could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees.

If we are not able to attract and retain additional personnel we may not be able to timely deploy products and services such as Scour Exchange™ and C-star technology platform, which may delay or decrease anticipated revenues and lead to continued operating losses.

    Our future success also depends on our ability to attract and retain highly qualified personnel. We may not be successful in attracting or retaining qualified personnel, which could have a material adverse effect on our ability to timely deploy services and products such as the Scour Exchange™ and C-star technology platform, which may delay or decrease anticipated revenues and profitability. The competition for qualified personnel in the software markets is intense, and we may be unable to attract, assimilate, or retain additional highly qualified personnel in the future. We attempt to hire engineers with high levels of experience in designing and developing software in time-pressured environments. There are a limited number of qualified engineers in our geographic location, resulting in intense competition for their services.

We may not be able to make desired acquisitions or integrate acquired assets into our operations, which could result in limited stock price appreciation or shareholder dilution.

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

If we are unable to increase the size of our systems and management resources related to our operations, we may not achieve anticipated Scour Exchange™ revenues, which could lead to continued operating losses.

    We began beta testing the new Scour Exchange™ infrastructure in March of 2001, utilizing an initial computer infrastructure that we expect to be capable of supporting several hundred thousand registered users. In order to support a subscription based service that could have more than a million subscribers, we intend to hire additional management resources with experience in this area and increase the size and capacity of our computer infrastructure. If we are unsuccessful in hiring additional management resources with experience in this area or if we are unable to successfully increase the capacity of our computer systems, we may be unable to support enough subscribers to achieve anticipated revenues or profitability.

We may need to access additional funds to finance ongoing operations, which may require us to commit significant amounts of capital to debt service and could result in dilution to our shareholders.

    As of March 31, 2001, we believe that available funds will be adequate to meet our anticipated cash needs during the next 12 months. However, additional capital beyond the amounts currently forecast by us may be required and may not be available on reasonable terms, if at all. Additional financing may involve public or private offerings of debt or equity securities, and may include bank debt. Debt financing may increase our leveraged position, require us to devote significant cash to service debt and limit funds available for working capital, capital expenditures, and general corporate purposes. Any of these results could increase our vulnerability to adverse economic and industry conditions and competitive pressures. Equity financing may cause additional dilution to purchasers of our common stock.

If we are unable to protect our intellectual property, competitors may obtain access to proprietary information, which could have a material adverse impact on our subscription and licensing revenues.

    We regard elements of the new Scour Exchange™ as proprietary and are attempting to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third-parties from infringing upon or misappropriating our intellectual property. Any infringement or misappropriation could have a material adverse effect on our subscription and licensing revenues. New patent applications may not provide us with any competitive advantages, or may be challenged by third parties. Effective trademark, copyright, and trade secret protection may not be available in every country in which our services and products are used. In addition, our competitors may independently develop similar technology that substantially limits the value of our intellectual property.

Others may bring intellectual property infringement claims against us, which could require significant resources to defend and could lead to restrictions on our current operations.

    In addition to the technology we have developed internally, we also have acquired or licensed technologies from other companies including Microsoft and Intel. Our internally developed technology or the technology we acquired or licensed may infringe on a third party's intellectual property rights and third parties may bring claims against us alleging infringement of their intellectual property rights. Any infringement or claim of infringement could have a material adverse affect on our business, resulting in suspension of subscription and licensing revenue generating activities or the payment of cash.

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

Software defects could inhibit our ability to attract customers or cause losses of customers, which would adversely affect our revenues.

    Our software may contain undetected errors or "bugs" when first introduced or as new versions or enhancements are released. Despite our internal testing, these errors may be discovered only after our software has been installed and used by customers. These undetected errors may relate to components supplied to us. Our products are complex as a result of factors including:

  •
  Advanced functionality;

  •
  The diverse operating environments in which the products may be deployed;

  •
  The multiple versions of our products that will need to be supported for diverse operating platforms and standards.

    The complexity of our products increases the likelihood that they may contain errors when introduced. Problems encountered by customers or software recalls could materially adversely affect our ability to attract and retain subscription customers for the new Scour Exchange™ or decrease the likelihood that potential customers will license the C-star technology platform.

The market price for our Common Stock, like other technology stocks, may be volatile, which could lead to a decrease in the value of your investment.

    The market price of CenterSpan's Common Stock could decline due to the impact of any of the following factors:

  •
  Variations in our actual and anticipated operating results;

  •
  Changes in our earnings estimates by analysts;

  •
  Our failure to meet analysts' performance expectations; and

  •
  Lack of liquidity.

    In addition, the stock markets have recently experienced price and volume volatility that has affected stock prices for many companies in the technology sector. General stock market trends may continue to be negative for this sector and this may adversely affect the market price of our Common Stock even though our business prospects may be good.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2001	CENTERSPAN COMMUNICATIONS CORPORATION
	By	/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr. President, Chief Executive Officer and Chairman of the Board (duly authorized Principal Executive Officer)

QuickLinks

TABLE OF CONTENTS
Item 1. Business
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES