Form 10-Q
period 2001-06-30
CENTERSPAN COMMUNICATIONS CORP
filed 2001-08-14
CIK 932290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number 0-25520

CENTERSPAN COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-1040330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7175 NW Evergreen Parkway #400 Hillsboro, Oregon	97124-5839
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503–615-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒   No☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common stock without par value	8,701,311
(Class)	(Outstanding at August 10, 2001)

CENTERSPAN COMMUNICATIONS CORPORATION
FORM 10-Q
INDEX

Item 1. Financial Statements

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,231	$7,701
Restricted cash	491	2,420
Prepaid expenses and other	344	42

Total current assets	13,066	10,163

Plant and equipment, net of accumulated depreciation of $1,562 and $1,014	3,149	2,409
Other assets, net	6,425	8,283

Total assets	$22,640	$20,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Capital lease obligation	$520	$-
Accounts payable	380	608
Accrued liabilities	761	2,557

Total current liabilities	1,661	3,165

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 25,000,000 shares authorized; 8,642,979 and 7,303,351 shares issued and outstanding	51,302	42,318
Common stock warrants	7,956	4,830
Accumulated deficit	(38,279)	(29,458)

Total shareholders' equity	20,979	17,690

Total liabilities and shareholders' equity	$22,640	$20,855

	The accompanying notes are an integral parts of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$-	$1	$12	$1
Cost of goods sold	-	-	-	-

Gross profit	-	1	12	1

Operating expenses:
Research and engineering	1,764	2,158	3,909	2,710
Selling, general and administrative	3,279	1,533	5,781	2,596

Total operating expenses	5,043	3,691	9,690	5,306

Loss from continuing operations	(5,043)	(3,690)	(9,678)	(5,305)

Interest income	138	260	279	495
Interest expense	(26)	-	(26)	-

Loss from continuing operations	(4,931)	(3,430)	(9,425)	(4,810)
Gain from disposal of discontinued operations	-	-	604	-

Net loss	$(4,931)	$(3,430)	$(8,821)	$(4,810)

Basic and diluted gain per share from disposal of discontinued operations	$-	$-	$0.08	$-

Basic and diluted net loss per share	$(0.61)	$(0.55)	$(1.12)	$(0.78)

Weighted average common shares - basic and diluted	8,113	6,187	7,861	6,135

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(8,821)	$(4,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	(604)	-
Amortization	1,289	-
Impairment of intangibles	580	-
Depreciation	554	117
Stock options issued for services provided	387	-
Warrant issued for technology	-	1,300
Changes in operating assets and liabilities:
Restricted cash	1,929	(67)
Prepaid expenses and other assets	(313)	97
Accounts payable and accrued liabilities	(1,401)	(521)

Net cash used in operating activities	(6,400)	(3,884)

Cash flows from investing activities:
Purchases of plant and equipment	(638)	(1,056)

Cash flows from financing activities:
Payments on capital lease obligation	(155)	-
Proceeds from issuance of common stock and warrants	11,723	1,357

Net cash provided by financing activities	11,568	1,357

Increase (decrease) in cash and cash equivalents	4,530	(3,583)

Cash and cash equivalents:
Beginning of period	7,701	16,467

End of period	$12,231	$12,884

Supplemental cash flow information:
Assets purchased with capital lease	$675	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation
The accompanying unaudited consolidated financial statements of CenterSpan Communications Corporation (“CenterSpan” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on June 5, 2001.  The Company operates within a single segment and, therefore, no segment disclosures are included herein.  The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2.  Earnings Per Share
Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Periods Ended June 30,

	2000	2001

Stock options	3,205,797	1,468,721
Stock warrants	1,282,956	514,742

Total	4,488,753	1,983,463

Note 3.  Sales of Stock
In February 2001, CenterSpan sold 714,286 shares of its Common Stock to Peter R. Kellogg, an accredited investor, for $7.00 per share for total proceeds to CenterSpan of $5.0 million.  In conjunction with this issuance, warrants covering an aggregate of 85,000 shares of the Company’s Common Stock were issued at an exercise price of $9.063 per share.  The warrants are immediately exercisable and expire in December 2005.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 90%; and expected life, 5 years.  The fair value of the warrants was $563,000.

In June 2001, CenterSpan sold 569,177 shares of its Common Stock to nine investors, all accredited investors, for $11.21 per share (the 30-day trailing volume weighted average price of the Company’s Common Stock) for proceeds to the Company of $6.4 million.  In conjunction with this issuance, warrants covering an aggregate of 598,214 shares of the Company’s Common Stock were issued at an exercise price of $18.68 per share.  The warrants are immediately exercisable and expire in June 2003.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.4%; volatility, 90%; and expected life, 3 years.  The relative fair value of the warrants was $2,001,000.

Note 4.  1998 Stock Option Plan Amendment
At a special meeting of shareholders in February 2001, the shareholders approved an amendment to the Company’s 1998 Stock Option Plan to increase the total number of shares that may be issued thereunder from 3,100,000 to 4,100,000.

Note 5.  Release of Restricted Cash
In October 1999, Guillemot Corporation S.A. (“Guillemot”) purchased certain CenterSpan assets for a total price of $15.0 million, of which $2.25 million was retained in escrow and was to be released to CenterSpan pursuant to a schedule provided in the parties' escrow agreement.  In June 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot.  CenterSpan alleged that Guillemot breached the terms of the escrow agreement by prohibiting the scheduled release of escrow funds to CenterSpan. In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1,400,000 of restricted cash from escrow. Guillemot received approximately $1,000,000 from escrow, consisting of amounts collected on their behalf of approximately $318,000 and downward purchase price adjustments of approximately $682,000.  No amounts remain in escrow at June 30, 2001.  The purchase price adjustments made pursuant to the asset purchase agreement mainly related to uncollected accounts receivable.  In connection with the release of the restricted cash and final settlement with Guillemot, CenterSpan recognized a gain on disposal of discontinued operations in the first quarter of 2001 of $604,000.

Note 6.  Legal Proceedings
In May 2001, Ingram Micro, Inc. filed a lawsuit, case number 01-CV-715-JO, in the U.S. District Court for Oregon relating to a dispute regarding Ingram’s ability to return Company merchandise for which it acted as a distributor in 1999.  The amount of the claim is approximately $450,000 plus pre-judgment interest.  The Company intends to vigorously defend this claim and, as of June 30, 2001, had not accrued for any potential liability.

Note 7.  New Accounting Pronouncements
In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”).  SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000.  CenterSpan does not currently have any derivative instruments and, accordingly, the adoption of SFAS 137 and 138 in the first quarter of 2001 did not have an impact on its financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (“SFAS 141”) Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  Pursuant to SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS 141 and 142 are effective for all business combinations initiated after June 30, 2001.

Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. Upon adoption, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has not yet adopted SFAS 141 and 142 and has not yet determined what impact these standards will have on its results of operations and financial position when adopted.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking.  CenterSpan is a venture stage company.  In particular, statements regarding the adequacy of funds to meet CenterSpan’s current or future cash needs; the development and launch of content distribution services such as C-star and Scour™; future revenue and revenue sources and models; pending litigation; and upcoming research and engineering and general and administrative expenses and capital expenditures are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.  CenterSpan cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict.  Actual results may differ materially from those CenterSpan forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company's report on Form 10-K, as amended, for the year ended December 31, 2000 and the “Risk Factors” section of the Company’s Registration Statement on Form S-3 filed on February 14, 2001.  CenterSpan does not intend to update any forward-looking statements due to new information, future events or otherwise.  If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

General

In the third quarter of 2000, CenterSpan began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which is code-named C-star.  In December 2000, CenterSpan purchased certain assets of Scour, Inc. (“Scour”) as approved by the U.S. Bankruptcy Court.  Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services.  Its search and peer-to-peer file sharing application, Scour Exchange, facilitated the search and exchange of digital audio, video and image files over the Internet. CenterSpan began beta testing of the new Scour™, which incorporates its C-star technology, in March 2001.  The new Scour™ is a secure and legal digital distribution channel that integrates peer-to-peer technology with digital rights management support.  Scour™ is available by pointing a user’s browser to the Scour.com website.

CenterSpan is pursuing three revenue opportunities utilizing the C-star technology.  CenterSpan is pursuing a tiered subscription revenue model for access to music and video files through Scour™ and also expects to receive revenue from advertising placements in Scour™.  CenterSpan also expects to derive revenue by providing the C-star peer-to-peer digital distribution channel to third parties as a service on a transaction basis.

Results of Operations

Revenue
CenterSpan recognized revenue of $0 and $12,000, respectively, in the three and six month periods ended June 30, 2001 related to advertising placed on the Scour.com website by third parties.  CenterSpan recognized revenue of $1,000 in the three and six month periods ended June 30, 2000 related to Socket™, its Internet communication product which it is no longer marketing.  CenterSpan expects to begin receiving revenue from the paid subscription version of the Scour™ Exchange in the second half of 2001.

Research and Engineering
Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $1.8 million and $3.9 million, respectively, in the three and six month periods ended June 30, 2001, compared to $2.2 million and $2.7 million, respectively, in the comparable periods of 2000.  Amounts incurred for research and engineering in the first half of 2001 primarily relate to the development and beta launch of the new Scour Exchange™.  The increase in the first half of 2001 compared to the same period of 2000 is primarily due to a $1.4 million increase in salaries, contract labor and related costs for developing the C-star technology, a $300,000 increase in depreciation and other infrastructure costs related to C-star and the impairment of $580,000 of technology, which was purchased from Scour, Inc. in December 2000.  CenterSpan determined that the $580,000 impairment charge was necessary because CenterSpan is utilizing the C-star technology that it developed internally rather than the technology purchased from Scour.

Included in the research and engineering amounts for the quarter and six month period ended June 30, 2000 is $1.3 million related to the value of a warrant issued to Intel in exchange for the ability to sublicense its Launch & Connect technology.  This technology is no longer being utilized, nor is CenterSpan attempting to sublicense the technology.

CenterSpan anticipates incurring levels of research and engineering expense in each of the remaining quarters of 2001 similar to the level incurred in the quarter ended June 30, 2001, except for the $580,000 impairment of technology, as it launches its paid subscription service for Scour Exchange™.  CenterSpan had 26 employees in research and engineering functions at both June 30, 2001 and December 31, 2000.

Selling, General and Administrative
Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses.  Selling, general and administrative expenses increased to $3.3 million and $5.8 million, respectively, in the three and six month periods ended June 30, 2001 from $1.5 million and $2.6 million, respectively, in the comparable periods of 2000.  The increase in the first six months of 2001 is primarily due to $1,289,000 of amortization expense in the first half of 2001 related to the purchase of certain intangible assets of Scour, Inc. in the fourth quarter of 2000, $646,000 related to the establishment of our Digital Media and Entertainment Group, which is responsible for building long-term business relationships with content providers, $360,000 related to additional infrastructure costs for C-star, $387,000 related to value of non-employee stock options issued in exchange for services, and $450,000 in increased salaries and public relations expense.  CenterSpan anticipates incurring levels of general and administrative expenses in each of the remaining quarters of 2001 similar to the level incurred in the quarter ended June 30, 2001, and decreased costs for marketing expense in the third quarter of 2001, increasing in the fourth quarter of 2001 as it promotes and launches its paid subscription version of Scour ™.  At June 30, 2001, CenterSpan had 32 employees in selling, general and administrative functions compared to 27 at December 31, 2000.

Interest Income
Interest income decreased to $138,000 and $279,000, respectively, in the three and six month periods ended June 30, 2001 from $260,000 and $495,000, respectively, in the comparable periods of 2000, as a result of higher cash balances in the first half of 2000, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of the Company’s hardware business in October 1999 for $15.0 million.  CenterSpan’s cash balances increased during the first half of 2001 as a result of the sale of Common Stock to an individual investor for proceeds of $5.0 million late in the fourth quarter of 2000 and of $5.0 million in the first quarter of 2001 and the sale of 569,177 shares of Common Stock to nine investors for total proceeds of $6.4 million in the second quarter of 2001, which will result in interest income until utilized.

Interest Expense
CenterSpan incurred interest expense of $26,000 in the second quarter of 2001 as a result of the purchase of certain information systems software utilizing a capital lease in the amount of $675,000.

Gain from Disposal of Discontinued Operations
The gain from disposal of discontinued operations of $604,000 in the first half of 2001 resulted from the release of $2.4 million of restricted cash from escrow and final settlement with Guillemot.  CenterSpan received approximately $1.4 million of the restricted cash after all required payments were made to Guillemot.  See Note 5.

Provision for Income Taxes
A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of the net operating loss and credit carryforwards.

Liquidity and Capital Resources

CenterSpan has financed its activities since the disposition of its hardware business in October 1999 primarily with a combination of proceeds from the sale of its hardware business and proceeds from the sale of equity securities.  At June 30, 2001, CenterSpan had $11.4 million of working capital and a current ratio of 7.9 to 1.0.   Included in working capital is $491,000 of restricted cash related to deposits for certain contracts, a majority of which is scheduled to be released April 1, 2002.

In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow.  Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract.  See Note 5.

In February 2001, CenterSpan sold 714,286 shares of its Common Stock to an accredited investor for $7.00 per share for total proceeds of $5.0 million.  In conjunction with this issuance, the Company issued warrants exercisable for an aggregate of 85,000 shares of the Company’s Common Stock to five designees of the investor’s financial consultant.  The warrants are immediately exercisable at a price of $9.063 per share and expire in December 2005. The fair value of the warrants was determined to be $563,000 using the Black Scholes methodology.

In June 2001, CenterSpan sold 569,177 shares of its Common Stock to nine accredited investors for $11.21 per share (the 30-day trailing volume weighted average price of the Company’s Common Stock) for proceeds to the Company of $6.4 million.  In conjunction with this issuance, warrants covering an aggregate of 598,214 shares of the Company’s Common Stock were issued to the investors and certain finders at an exercise price of $18.68 per share.  The warrants are immediately exercisable and expire in June 2003.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.4%; volatility, 90%; and expected life, 3 years.  The relative fair value of the warrants was $2,001,000.

Cash increased $4.5 million in the first half of 2001 primarily as a result of proceeds from issuance of Common Stock of $11.7 million, offset in part by $6.4 million used in operations and $638,000 used for the purchase of property and equipment.

CenterSpan currently anticipates that it will continue to utilize cash in operations at current levels for the remainder of 2001 as it decreases spending on the Scour beta, offset by increased research and engineering and marketing expenses for the launch of the paid subscription version of Scour ™ and increased expenditures related to the development of new distribution channels.

Accrued liabilities decreased $1.8 million to $761,000 at June 30, 2001 from $2.6 million at December 31, 2000 primarily due to the final settlement with Guillemot in connection with the release of restricted cash from escrow.   See Note 5.

During the second quarter of 2001, CenterSpan entered into a one-year capital lease obligation for $675,000 for the purchase of certain information systems software for the C-star platform, which supports Scour.   As of June 30, 2001, CenterSpan owed $520,000 on this obligation.

CenterSpan spent $1,313,000 on capital expenditures in the first six months of 2001, including the $675,000 financed with a capital lease, primarily for engineering and information systems equipment and software.  CenterSpan anticipates spending $1.0 million on capital expenditures during the remainder of 2001 primarily for additional server hardware and software, data warehousing software tools and billing and financial clearing software.

We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy our projected working capital and capital expenditure requirements through at least the next 12 months. However, we may be required to finance any additional requirements through additional equity, debt financings, or credit facilities.  We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2001, Ingram Micro, Inc. filed a lawsuit, case number 01-CV-715-JO, in the U.S. District Court for Oregon relating to a dispute regarding Ingram’s ability to return Company merchandise for which it acted as a distributor in 1999.  The amount of the claim is approximately $450,000 plus pre-judgment interest.  The Company intends to vigorously defend this claim.

Item 2.  Changes in Securities and Use of Proceeds

In June 2001, CenterSpan sold 569,177 shares of its Common Stock to Peter R. Kellogg, four separate AIG SoundShore funds, Baltic Securities Limited, Sawtooth Partners, LP, Steelhead Investments Ltd. and Strong River Investments Inc., all accredited investors, at a price of $11.21 per share (the 30-day trailing volume weighted average price of the Company’s Common Stock) for total proceeds of $6.4 million.  On June 30, 2001, Mr. Kellogg held a total of 2,119,222 shares, or 24.6%, of our outstanding Common Stock and Sawtooth Partners, LP held a total of 873,982 shares, or 10.1%, of our outstanding Common Stock.  The proceeds from this stock sale are being used to fund current operations.

In connection with this issuance, CenterSpan also issued warrants to the investors to purchase a total of 569,177 shares of its Common Stock.  In addition, warrants to purchase 21,008 and 8,029 shares of its Common Stock, respectively, were issued to Lucas Capital and one individual as a finders fee.  The warrants have an exercise price of $18.68, are immediately exercisable and expire June 20, 2003.

Each purchaser of Common Stock and each recipient of warrants represented to CenterSpan that he, she or it is an accredited investor and each of them received all SEC filings made by CenterSpan since January 1, 2001.

The offer and sale of the shares and the warrants involved no general solicitation or general advertising by or on behalf of CenterSpan and were made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 of the Securities Act.

CenterSpan has agreed to use reasonable efforts to file a registration statement under the Securities Act, prior to August 20, 2001, with respect to the shares and warrants issued in June 2001.  The Company also anticipates including in the registration statement other shares issued in prior private placements.  Upon registration, the shares will be freely tradable under the Securities Act.  Sales in the public market of a significant number of CenterSpan’s shares could cause a decline in the market value of CenterSpan's Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 15, 2001, at which the following actions were taken:

1.	The shareholders elected the three Class A nominees for director to the Board of Directors of the Company for three-year terms. The three directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting

David Billstrom	7,605,711	26,245
Jerome J. Meyer	7,609,211	22,745
G. Gerald Pratt	7,608,111	23,845

2.	The shareholders approved the appointment of KPMG LLP, independent accountants, as auditors of the Company for the year ending December 31, 2001.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes

7,610,247	15,650	6,059	-

Item 6.  Exhibits and Reports on Form 8–K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

             Exhibit No.

10.1	Settlement Agreement and Mutual Release dated March 27, 2001 between CenterSpan Communications Corporation and Guillemot Corporation, S.A. Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.2	Form of Unit Purchase Agreement dated June 20, 2001. (1)

10.3	Form of Common Stock Purchase Warrant Agreement dated June 20, 2001. (1)

10.4	License Agreement dated April 12, 2001 and Term License Lease Schedule between Oracle Corporation and CenterSpan Communications Corporation.

(1)	A Schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such other documents are substantially identical to this exhibit. The schedule also sets forth material details by which the omitted documents differ from this exhibit.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	CENTERSPAN COMMUNICATIONS CORPORATION

By:/s/MARK B. CONAN

Mark B. Conan
Vice President, Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)