Form 10-K/A
period 2000-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2001-08-22
CIK 932290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A-2

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

CENTERSPAN COMMUNICATIONS CORPORATION
2000 FORM 10-K/A-2 ANNUAL REPORT
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	2
PART II
Item 6.	Selected Financial Data	6
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8.	Consolidated Financial Statements and Supplementary Data	20
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	37
Signatures		38

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

Digital Distribution Channel

In the third quarter of 2000, we began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, which we code-named C-star. In December 2000, CenterSpan purchased certain assets of Scour, Inc. ("Scour") as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange™, facilitated the search and exchange of digital audio, video and image files over the Internet. Scour was pursuing an advertising based revenue model with respect to the free sharing of files in the old Scour Exchange™. CenterSpan began testing a free beta version of its new Scour Exchange™, incorporating the C-star technology, in March 2001 to test its secure and legal digital distribution channel, which integrates peer-to-peer technology with digital rights management support. We believe that the purchase of the Scour brand name and access to a portion of the Scour Exchange™ user base as potential subscribers will provide a significant acceleration in the acceptance of a digital distribution channel. As of March 31, 2001, over 300,000 participants have registered for this beta test. In the second half of 2001, CenterSpan plans to launch a tiered paid subscription service. We also expect to generate revenue from licensing the C-star technology as a platform for secure and legal digital distribution.

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

The new Scour Exchange™ on-line music and video subscription service is expected to be implemented in the second half of 2001. We expect to charge a tiered subscription with a free tier in which promotional video and music are distributed. In addition, we expect to have middle and premium tiers at monthly rates that may range from $4.95 to $24.95. Exact rates have not yet been established. The more expensive tiers will allow for a larger amount of file downloads for more popular music. We also anticipate generating revenue from the new Scour Exchange™ through commissions earned related to the distribution and purchase of digital content and physical goods and from integrated advertising placements.

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

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $4.9 million in 2000 compared to $3.3 million in 1999. Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time. Included in the 1999 amount is a $2.5 million non-cash charge primarily related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time. The warrant issued to Intel was for the purchase of 125,000 shares of CenterSpan's Common Stock at $13.41 per share, which represented a 15% discount to an average of the preceding 10 day closing stock price. The warrant vested immediately and is exercisable until April 21, 2005. This warrant was valued using the Black-Scholes model with the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 83%; and expected life, 5 years.

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

CenterSpan attempted to use a commission based business model relative to the Internet communications software business. Socket™ is distributed via free downloads from certain Internet sites. CenterSpan's earlier software products, Talk n'Play and iConference, were sold to end users through various retail channels. Based on the lack of success achieved through the retail channels, CenterSpan chose to distribute Socket free of charge to attempt to obtain broader distribution in a timely manner. We expected that this would lead to greater long-term revenue generating potential.

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

The Company has presented the hardware business as a discontinued operation in the selected consolidated financial data presented below.

IN THOUSANDS (except per share amounts)	2000	1999	1998	1997	1996
Consolidated Statement of Operations Data
Revenues	$1	$787	$—	$—	$—
Cost of goods sold	—	569	—	—	—

Gross profit	1	218	—	—	—
Operating expenses:
Research and engineering	4,865	3,282	162	—	—
Selling, general and administrative	5,499	2,474	935	495	440

Total operating expenses	10,364	5,756	1,097	495	440

Loss from operations	(10,363)	(5,538)	(1,097)	(495)	(440)
Interest income	895	417	64	304	466
Loss from beneficial conversion feature	—	(987)	—	—	—

Income (loss) from continuing operations before income taxes	(9,468)	(6,108)	(1,033)	(191)	26
Provision for income taxes	—	(4,532)	—	—	—

Income (loss) from continuing operations	(9,468)	(10,640)	(1,033)	(191)	26
Income (loss) from discontinued operations, net of tax provision (benefit) of $0, $(5,792), $1,615, $1,370 and $687	—	(5,207)	(8,023)	3,388	2,233
Gain on disposal of discontinued operations	—	6	—	—	—

Net income (loss)	$(9,468)	$(15,841)	$(9,056)	$3,197	$2,259

Income (loss) per share from continuing operations:
Basic	$(1.52)	$(2.11)	$(0.24)	$(0.04)	$0.01

Diluted	$(1.52)	$(2.11)	$(0.24)	$(0.04)	$0.01

Income (loss) per share from discontinued operations:
Basic	$—	$(1.03)	$(1.83)	$0.79	$0.53

Diluted	$—	$(1.03)	$(1.83)	$0.73	$0.50

Net income (loss) per share:
Basic	$(1.52)	$(3.14)	$(2.07)	$0.75	$0.54

Diluted	$(1.52)	$(3.14)	$(2.07)	$0.69	$0.51

Shares used in per share calculations:
Basic	6,231	5,038	4,380	4,268	4,182

Diluted	6,231	5,038	4,380	4,660	4,468

IN THOUSANDS	2000	1999	1998	1997	1996
Consolidated Balance Sheet Data
Working capital	$6,998	$15,535	$10,685	$18,361	$15,253
Total assets	20,855	19,357	25,954	26,092	20,896
Total liabilities	3,165	3,397	14,401	6,812	4,998
Shareholders' equity	17,690	15,960	11,553	19,280	15,898

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-K/A-2.

Forward Looking Information

The discussion and analysis below as well as other items and attachments to this Form 10-K/A-2 contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that CenterSpan makes in this Report on Form 10-K/A-2 are forward-looking. In particular, statements regarding the adequacy of funds to meet CenterSpan's current or future cash needs; the development of its software products; the Internet community, collaboration and communications market; and its future results of operations or financial position are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. CenterSpan cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those CenterSpan forecasts in forward-looking statements due to a variety of factors, including some of those set forth elsewhere within this discussion. CenterSpan does not intend to update any forward-looking statements due to new information, future events or otherwise. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

CenterSpan is pursuing a tiered subscription revenue model for Scour Exchange™ and also expects to receive revenue from merchandise sales, advertising placements on the Scour.com website and integrated advertising in the Scour Exchange™. Scour Exchange™ will be available by pointing a user's browser to the Scour.com website. CenterSpan is also pursuing a licensing revenue model for applications of its search and peer-to-peer file sharing technology to third parties for secure and legal digital distribution channels in areas such as secure documents, e-books and editorial content, in addition to media and entertainment.

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

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $4.9 million in 2000 compared to $3.3 million in 1999. Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time. Included in the 1999 amount is a $2.5 million non-cash charge primarily related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time. CenterSpan made significant investments in research and engineering in 2000 related to its Internet community, collaboration and communications software business. CenterSpan significantly increased the size of its engineering department during 2000 and at December 31, 2000 the Company had 26 in the engineering group compared to 16 at December 31, 1999. The increase in 2000 compared to 1999 is due to a $2.4 million increase in salaries, recruiting and related costs associated with the development of Socket™ and C-star and a $157,000 increase in depreciation. CenterSpan plans to make similar investments in research and engineering during 2001 as in 2000, primarily for further development of its C-star technology and the related Scour Exchange™.

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

Research and Engineering

Research and engineering expenses were $3.3 million in 1999 and $162,000 in 1998. Included in the 1999 amount is a $2.5 million non-cash charge primarily related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time. The Company made significant investments in research and engineering in 1999 related to its Internet community, collaboration and communications software business, expanding the software engineering employee base from 1 1/2 full time equivalent employees at December 31, 1998 to 16 at December 31, 1999. The increase in engineering employees is responsible for the remainder of the increase in research and engineering expense in 1999 compared to 1998.

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

On July 26, 1999, CenterSpan entered into an agreement to sell substantially all of the assets of its hardware business including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15.0 million in cash, $2.25 million of which remains in an escrow account (see Item 3. Legal Proceedings in the Company's Form 10-K). The Company recorded a gain on the disposal of its hardware business of $6,000 in the fourth quarter of 1999.

The sale of the hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations included elsewhere in this Form 10-K/A-2. Revenues from discontinued operations were $13.5 million and $25.9 million for the years ended December 31, 1999 and 1998, respectively. Certain expenses have been allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

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

Liquidity and Capital Resources

CenterSpan has financed its activities to date with a combination of cash flow from operations, borrowed funds, proceeds from the sale of its hardware business and proceeds from the sale of debt and equity securities. At December 31, 2000, CenterSpan had $7.0 million of working capital and a current ratio of 3.2:1.0. Included in total working capital is $2.4 million of restricted cash, which relates to amounts held in escrow related to the sale of CenterSpan's hardware business in 1999. See Item 3. Legal Proceedings in the Company's Form 10-K.

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

As discussed in Note 15 to the consolidated financial statements, the Company has reclassified $2.5 million as research and engineering expense in 1999 due to the correction of an error in the application of an accounting principle. This correction does not affect net loss for 1999.

KPMG LLP

Portland, Oregon March 27, 2001, except as to note 15
which is dated August 17, 2001

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

PricewaterhouseCoopers LLP

Portland, Oregon
January 25, 1999

CENTERSPAN COMMUNICATIONS CORPORATION
(Formerly Thrustmaster, Inc.)
CONSOLIDATED BALANCE SHEET
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

CENTERSPAN COMMUNICATIONS CORPORATION
(Formerly Thrustmaster, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenue	$1	$787	$—
Cost of goods sold	—	569	—

Gross profit	1	218	—
Operating expenses:
Research and engineering	4,865	3,282	162
Selling, general and administrative	5,499	2,474	935

	10,364	5,756	1,097

Loss from operations	(10,363)	(5,538)	(1,097)
Interest income	895	417	64
Expense from beneficial conversion feature	—	(987)	—

	895	(570)	64

Loss from continuing operations before taxes	(9,468)	(6,108)	(1,033)
Provision for income taxes	—	4,532	—

Loss from continuing operations	(9,468)	(10,640)	(1,033)
Loss from discontinued operations:
Loss from discontinued operations, net of tax benefit of $0, $0, and $5,792	—	(5,207)	(8,023)
Gain from disposal of discontinued operations	—	6	—

Net loss	$(9,468)	$(15,841)	$(9,056)

Basic and diluted loss per share from continuing operations	$(1.52)	$(2.11)	$(0.24)

Basic and diluted loss per share from discontinued operations	$—	$(1.03)	$(1.83)

Basic and diluted net loss per share	$(1.52)	$(3.14)	$(2.07)

Shares used for per share calculations	6,231	5,038	4,380

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
(Formerly Thrustmaster, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2000	1998	1999
Cash flows from operating activities:
Net loss	(9,468)	(15,841)	(9,056)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	5,201	8,023
Depreciation	445	607	1,124
Net loss on retirement of assets	13	—	—
Deferred income taxes	—	4,677	(4,332)
Beneficial conversion feature on debt	—	987	—
Warrants issued for technology	1,300	2,500	—
Changes in operating assets and liabilities
Restricted cash	(138)	(2,282)	—
Accounts receivable	4	(4)	—
Prepaid expenses and other assets	150	363	(94)
Income taxes receivable	—	2,078	(2,078)
Accounts payable and accrued liabilities	(232)	(5,152)	2,942

Net cash provided by (used in) operating activities	(7,926)	(6,866)	(3,471)
Cash flows from investing activities:
Payments for purchase of plant and equipment	(2,467)	(172)	(359)
Purchase of intangibles	(4,771)	—	—
Proceeds from sale of hardware business	—	15,000	—

Net cash (provided by) used in investing activities	(7,238)	14,828	(359)
Cash flows from financing activities:
Proceeds from (payments on) operating line of credit, net	—	(5,821)	4,711
Proceeds from issuance of convertible debt	—	6,000	—
Proceeds from issuance of common stock and warrants	6,398	10,330	679

Net cash provided by financing activities	6,398	10,509	5,390
Cash used in discontinued operations	—	(2,464)	(1,549)

Increase (decrease) in cash and cash equivalents	(8,766)	16,007	11
Cash and cash equivalents:
Beginning of period	16,467	460	449

End of period	$7,701	$16,467	$460

Cash paid during the year for:
Income taxes	$—	$—	$1,025
Supplemental cash flow information:
Stock issued in connection with purchase of assets	$3,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
(Formerly Thrustmaster, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Common Stock Warrants			Total Shareholders' Equity
Balance at December 31, 1997	4,294	$13,486	$—	$5,794	$—	$19,280
Proceeds from issuance of common stock	303	679	—	—	—	679
Tax benefits from stock options exercised	—	681	—	—	—	681
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31)	(31)
Net loss	—	—	—	(9,056)	—	(9,056)

Balance at December 31, 1998	4,597	14,846	—	(3,262)	(31)	11,553
Proceeds from issuance of common stock	848	9,270	1,030	—	—	10,300
Tax benefits from stock options exercised	—	30	—	—	—	30
Beneficial conversion feature on debt	—	987	—	—	—	987
Conversion of convertible debt	492	6,000	—	—	—	6,000
Exercise of warrants	13	203	—	(203)	—	—
Warrants issued in exchange for goods and services	—	—	2,500	—	—	2,500
Non-cash compensation expense	—	400	—	—	—	400
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	31	31
Net loss	—	—	—	(15,841)	—	(15,841)

Balance at December 31, 1999	5,950	31,736	3,530	(19,306)	—	15,960
Exercise of stock options	240	1,398	—	—	—	1,398
Exercise of warrants	66	684	—	(684)	—
Warrant issued in exchange for technology	—	—	1,300	—	—	1,300
Common stock issued in exchange for specific assets	333	3,500	—	—	—	3,500
Common stock issued in private placement	714	5,000	—	—	—	5,000
Net loss	—	—	—	(9,468)	—	(9,468)

Balance at December 31, 2000	7,303	$42,318	$4,830	$(29,458)	$—	$17,690

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

Restricted Cash.  Restricted cash includes $2,250 held in escrow related to the sale of the Company's hardware business. See Notes 8 and 13, Commitments and Contingencies and Subsequent Events.

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

In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles for revenue recognition in financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and did not have a material impact on our financial statements.

Revenue is recorded when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Research and Engineering Expense.  Research and engineering costs, including software development costs, are charged to operations as incurred. Total research and engineering costs were $4,865, $3,282 and $162 for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 amount includes a $1,300 non-cash charge for the license of certain technology from Intel during 2000. The 1999 amount includes a $2,500 non-cash charge for the license of certain technology from Intel during 1999.

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

Reclassifications.  Certain reclassifications, none of which affected operating or net loss, have been made to prior year amounts to conform to the current year presentation.

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

NOTE 7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2000	1999
Accrued bonuses	$500	$300
Accrued sublease costs	—	297
Other accrued expenses related to discontinued operations	1,944	2,173
Other liabilities	113	192

	$2,557	$2,962

On July 26, 1999, CenterSpan entered into an agreement to sell substantially all of the assets of its hardware business, including related sales and return warranty reserves. This transaction closed on October 1, 1999 for $15,000 in cash. Other accrued expenses related to discontinued operations at December 31, 1999 represented estimated costs to exit the hardware business. During the year 2000, payments totaling $229 were made to former hardware business vendors and partners.

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

NOTE 9. Changes in Equity

On January 28, 1999, CenterSpan issued to three investors an aggregate of 250 shares of its Common Stock (subject to adjustment as described below) and warrants to acquire 71 shares of its Common Stock for an aggregate of $4,000. The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share. The Common Stock warrants are exercisable until January 28, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.6%; volatility, 76%; and expected life, 5 years. The fair value of the warrant was $580. CenterSpan also agreed to issue to the investors "adjustment" shares of its Common Stock for no additional consideration depending upon the market price of the Company's Common Stock during specified periods following the investment. The adjustment periods lapsed in July 1999 and the Company was not required to issue any additional shares.

On June 9, 1999, CenterSpan issued and sold to two investors $6,000 aggregate principal amount of its zero coupon Convertible Debentures due June 9, 2002 (the "Debentures"). The Debentures were converted into 492 shares of CenterSpan's Common Stock in December 1999.

On August 31, 1999, CenterSpan sold 274 shares of its Common Stock for $18.258 per share to a single investor, receiving $5,000 in proceeds. In connection with the sale, the Company issued a warrant for 30 shares of its Common Stock to the investor's financial consultant as a finder's fee. The exercise price for this warrant is $18.258 per share and is exercisable at any time before August 30, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 78%; and expected life, 5 years. The fair value of the warrant was $450.

In August 1999, CenterSpan issued a warrant to acquire 200 shares of its Common Stock for $18.09 per share, which represented a 15% discount to an average of the preceding 20 day closing stock price, to Intel Corp. in exchange for certain technology. The warrant is exercisable until August 9, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.0%; volatility, 78%; and expected life, 5 years. The fair value of the warrant was $2,200.

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

The following table summarizes all stock option transactions in the last three fiscal years:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1997	223	896	$4.54
Additional shares reserved	1,060	—	—
Options granted	(811)	811	6.25
Options cancelled	358	(358)	9.37
Options exercised	—	(303)	2.24

Balances, December 31, 1998	830	1,046	4.11
Additional shares reserved	50	—	—
Options granted	(752)	752	14.31
Options cancelled	293	(293)	7.87
Options exercised	—	(324)	4.35

Balances, December 31, 1999	421	1,181	10.01
Additional shares reserved	1,425	—	—
Options granted	(1,412)	1,412	13.38
Options cancelled	210	(210)	16.50
Options exercised	—	(240)	5.91

Balances, December 31, 2000	644	2,143	$11.99

The following table summarizes information about stock options outstanding at December 31, 2000:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.43-5.34	286	7.0	$3.15	284	$3.15
6.00-9.88	767	9.9	7.49	5	9.72
10.50-13.69	304	9.0	12.56	65	12.90
14.25-17.50	480	9.0	15.31	120	15.74
23.88-29.63	306	9.1	25.72	—	—

$2.43-29.63	2,143	9.1	$11.99	474	$7.74

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

NOTE 12. 401 (k) Plan

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

NOTE 14. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2000 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
1999
Revenue	$346	$375	$85		$(19)
Gross profit	246	235	71		(334)
Loss from continuing operations	(202)	(5,113)	(4,224	)(1)	(1,101	)(1)
Gain (loss) from discontinued operations	(196)	(5,011)	—		6
Net loss	(398)	(10,124)	(4,224	)(1)	(1,095	)(1)
Basic and diluted loss per share from continuing operations	(0.04)	(1.05)	(0.84)		(0.19)
Basic and diluted loss per share from discontinued operations	(0.04)	(1.03)	—		—
In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2000
Revenue	$—	$1	$—	$—
Gross profit	—	1	—	—
Net loss	(1,380)	(3,430)	(2,410)	(2,248)
Basic and diluted net loss per share	(0.23)	(0.55)	(0.39)	(0.35)

(1)
Amount has been reclassified to reflect the recording of the $2,500 non-cash charge, which primarily related to the value of a warrant issued to Intel, in the third quarter of 1999 instead of the fourth quarter of 1999, as discussed in note 15 to the financial statements.

NOTE 15. Reclassification of certain expenses

The Company has reclassified a $2,500 non-cash charge initially recorded as a special charge, to research and engineering expense in 1999 to properly present the acquisition of in-process research and development obtained primarily as part of a license of certain technology from Intel—See note 9 to the financial statements. The technology acquired was used in products under development at that time and should have been recorded as expense in the third quarter when the technology was acquired. This reclassification does not affect net loss in 1999.

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

  •
  Form 8-K dated December 19, 2000 and filed January 3, 2001 under Item 2, Acquisition or Disposition of Assets

  •
  Form 8-KA dated December 19, 2000 and filed March 5, 2001 under Item 2, Acquisition or Disposition of Assets

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
23.1	Consent of KPMG LLP
23.2	Consent of PricewaterhouseCoopers LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2001	CENTERSPAN COMMUNICATIONS CORPORATION
	By:	/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr. President, Chief Executive Officer and Chairman of the Board (duly authorized Principal Executive Officer)

QuickLinks

Documents Incorporated by Reference
CENTERSPAN COMMUNICATIONS CORPORATION 2000 FORM 10-K/A-2 ANNUAL REPORT TABLE OF CONTENTS
Report of Independent Accountants
CENTERSPAN COMMUNICATIONS CORPORATION (Formerly Thrustmaster, Inc.) CONSOLIDATED BALANCE SHEET (Dollars in thousands)
CENTERSPAN COMMUNICATIONS CORPORATION (Formerly Thrustmaster, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
CENTERSPAN COMMUNICATIONS CORPORATION (Formerly Thrustmaster, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
CENTERSPAN COMMUNICATIONS CORPORATION (Formerly Thrustmaster, Inc.) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands)
CENTERSPAN COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts)
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SIGNATURES