Form 10-Q
period 2001-09-30
CENTERSPAN COMMUNICATIONS CORP
filed 2001-11-14
CIK 932290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__________to__________

Commission file number 0-25520

CENTERSPAN COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-1040330
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	No.)

7175 NW Evergreen Parkway #400
Hillsboro, Oregon	97124-5839
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-615-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, without par value	8,771,855
(Class)	(Outstanding at November 12, 2001)

CENTERSPAN COMMUNICATIONS CORPORATION
FORM 10-Q
INDEX

PART I

Item 1. Financial Statements

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,594	$7,701
Restricted cash	496	2,420
Prepaid expenses and other	359	42

Total current assets	9,449	10,163
Plant and equipment, net of accumulated depreciation of $1,907 and $1,014	3,001	2,409
Other assets, net	5,770	8,283

Total assets	$18,220	$20,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$375	$—
Accounts payable	639	608
Accrued liabilities	940	2,557

Total current liabilities	1,954	3,165

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 8,771,494 and 7,303,351 shares issued and outstanding	52,516	42,318
Common stock warrants	7,677	4,830
Accumulated deficit	(43,927)	(29,458)

Total shareholders’ equity	16,266	17,690

Total liabilities and shareholders’ equity	$18,220	$20,855

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenue	$39	$—	$51	$1
Cost of goods sold	—	—	—	—

Gross profit	39	—	51	1
Operating expenses:
Research and engineering	2,798	1,086	6,707	3,796
Selling, general and administrative	2,935	1,565	8,716	4,161

Total operating expenses	5,733	2,651	15,423	7,957

Operating loss	(5,694)	(2,651)	(15,372)	(7,956)
Interest income	66	241	345	736
Interest expense	(20)	—	(46)	—

Loss from continuing operations	(5,648)	(2,410)	(15,073)	(7,220)
Gain from disposal of discontinued operations	—	—	604	—

Net loss	$(5,648)	$(2,410)	$(14,469)	$(7,220)

Basic and diluted net loss per share	$(0.65)	$(0.39)	$(1.77)	$(1.17)

Weighted average common shares — basic and diluted	8,726	6,250	8,152	6,174

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(14,469)	$(7,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	(604)	—
Amortization	1,944	—
Impairment of intangibles	580	—
Depreciation	898	267
Stock option issued for services provided	519	—
Equity instruments issued for technology	750	1,300
Changes in operating assets and liabilities:
Restricted cash	1,924	(103)
Prepaid expenses and other	(328)	115
Accounts payable and accrued liabilities	(962)	(564)

Net cash used in operating activities	(9,748)	(6,205)
Cash flows from investing activities:
Purchases of plant and equipment	(835)	(1,340)
Cash flows from financing activities:
Payments on capital lease	(300)	—
Proceeds from issuance of common stock and warrants	11,776	1,398

Net cash provided by financing activities	11,476	1,398

Increase (decrease) in cash and cash equivalents	893	(6,147)
Cash and cash equivalents:
Beginning of period	7,701	16,467

End of period	$8,594	$10,320

Supplemental cash flow information:
Assets purchased with capital lease	$675	$—

Purchase of technology with equity instruments	$750	$1,300

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of CenterSpan Communications Corporation (“CenterSpan” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on June 5, 2001 and August 22, 2001. The Company operates within a single segment and, therefore, no segment disclosures are included herein. The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2. Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Three and Nine Month
	Periods Ended September 30,

	2001	2000

Stock options	3,591,075	1,577,788
Stock warrants	1,185,939	514,742

Total	4,777,014	2,092,530

Note 3. Sales of Stock

In February 2001, CenterSpan sold 714,286 shares of its Common Stock to Peter R. Kellogg, an accredited investor, for $7.00 per share for total proceeds to CenterSpan of $5.0 million. In conjunction with this issuance, warrants covering an aggregate of 85,000 shares of the Company’s Common Stock were issued with an exercise price of $9.063 per share. The warrants are immediately exercisable and expire in December 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 90%; and expected life, 5 years. The fair value of the warrants was $563,000.

In June 2001, CenterSpan sold 569,177 shares of its Common Stock to nine investors, all accredited investors, for $11.21 per share (the 30-day trailing volume weighted average price of the Company’s Common Stock), for total proceeds to the Company of $6.4 million.

In conjunction with this issuance, warrants covering an aggregate of 598,214 shares of the Company’s Common Stock were issued with an exercise price of $18.68 per share. The warrants are immediately exercisable and expire in June 2004. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.4%; volatility, 90%; and expected life, 3 years. The relative fair value of the warrants was $2,001,000.

Note 4. Purchase of Technology

On August 3, 2001, CenterSpan purchased certain technology from Supertracks.com, Inc. for total consideration of 66,905 shares of the Company’s Common Stock with a total value of $750,000 on the date of purchase. The $750,000 was expensed to research and engineering as technology purchased during the quarter ended September 30, 2001. CenterSpan anticipates utilizing the technology to expand the capabilities of the C-star™ digital content distribution service, which has not yet achieved technological feasibility.

Note 5. 1998 Stock Option Plan Amendment

At a special meeting of shareholders in February 2001, the shareholders approved an amendment to the Company’s 1998 Stock Option Plan to increase the total number of shares that may be issued thereunder from 3,100,000 to 4,100,000.

Note 6. Release of Restricted Cash

In October 1999, Guillemot Corporation S.A. (“Guillemot”) purchased certain CenterSpan assets for a total price of $15.0 million, of which $2.25 million was retained in escrow and was to be released to CenterSpan pursuant to a schedule provided in the parties’ escrow agreement. In June 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot. CenterSpan alleged that Guillemot breached the terms of the escrow agreement by prohibiting the scheduled release of escrow funds to CenterSpan. In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1,400,000 of restricted cash from escrow. Guillemot received approximately $1,000,000 from escrow, consisting of amounts collected on their behalf of approximately $318,000 and downward purchase price adjustments of approximately $682,000. No amounts remained in escrow at September 30, 2001. The purchase price adjustments made pursuant to the asset purchase agreement mainly related to uncollected accounts receivable. In connection with the release of the restricted cash and final settlement with Guillemot, CenterSpan recognized a gain on disposal of discontinued operations in the first quarter of 2001 of $604,000.

Note 7. Legal Proceedings

In May 2001, Ingram Micro, Inc. filed a lawsuit in the U.S. District Court for Oregon relating to a dispute regarding Ingram’s ability to return Company merchandise for which it acted as a distributor in 1999. The amount of the claim is approximately $450,000 plus pre-judgment interest. The Company has agreed to enter into arbitration with Ingram Micro, Inc., which will begin in November 2001, to attempt to settle this matter.

Note 8. New Accounting Pronouncements

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption of Statement 142, the Company expects to have unamortized goodwill in the amount of $0 and unamortized identifiable intangible assets in the amount of $5.1 million, all of which will be subject to the transition provisions of Statements 141 and 142. The Company anticipates that it will continue to amortize all of its identifiable intangible assets. Amortization expense related to identifiable intangibles was $0 and $1.9 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Report on Form 10-Q are forward-looking. CenterSpan is a venture stage company. In particular, statements regarding the adequacy of funds to meet CenterSpan’s current or future cash needs; the development and launch of content distribution services such as C-star™ and Scour™; future revenue and revenue sources and models; pending litigation; and upcoming research and engineering and general and administrative expenses and capital expenditures are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. CenterSpan cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those CenterSpan forecasts in forward-looking statements due to a variety of factors, including some of those set forth in the Company’s report on Form 10-K, as amended, for the year ended December 31, 2000 and the “Risk Factors” section of the Company’s Registration Statement on Form S-3 filed on February 14, 2001, as amended. CenterSpan does not intend to update any forward-looking statements due to new information, future events or otherwise. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

General

In the third quarter of 2000, CenterSpan began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, code-named C-star™. In December 2000, CenterSpan purchased certain assets of Scour, Inc. (“Scour”) as approved by the U.S. Bankruptcy Court. Prior to its bankruptcy, Scour developed Internet information location tools and provided other online services. Its search and peer-to-peer file sharing application, Scour Exchange™, facilitated the search and exchange of digital audio, video and image files over the Internet. CenterSpan began beta testing of the new Scour™, which incorporates its C-star™ technology, in March 2001. The new Scour™ is the first application of C-star™ representing a secure and legal digital distribution channel that integrates peer-to-peer technology with digital rights management support. Scour™ is available by pointing a user’s browser to the Scour.com website.

CenterSpan is pursuing three revenue opportunities utilizing the C-star™ technology. CenterSpan expects to derive revenue by providing the C-star™ peer-to-peer digital distribution channel to third parties as a service, primarily charging on a transaction basis. CenterSpan is also pursuing a tiered subscription revenue model for access to music and video files through Scour™ and additionally, expects to receive revenue from advertising placements in Scour™.

Results of Operations

Revenue

CenterSpan recognized revenue of $39,000 and $51,000, respectively, in the three and nine month periods ended September 30, 2001, related to advertising placed on the Scour.com website by third parties. CenterSpan recognized revenue of $0 and $1,000 in the three and nine month periods ended September 30, 2000, related to Socket™, its Internet communication product which it is no longer marketing. In September 2001, CenterSpan announced the first customer for C-star™. Revenue from this and other potential C-star™ customers is expected to begin in the first quarter of 2002. Due to the Company’s emphasis on the C-star™ service as a result of interest by potential customers, and the lack of currently available digital music and video content to launch a viable subscription service, CenterSpan now expects to launch the paid subscription version of Scour™ in the first half of 2002.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development. Research and engineering expenses were $2.8 million and $6.7 million, respectively, in the three and nine month periods ended September 30, 2001, compared to $1.1 million and $3.8 million, respectively, in the comparable periods of 2000. Amounts incurred for research and engineering in the first nine months of 2001 primarily relate to the development and beta launch of the new Scour™ and development of the C-star™ technology. The increase in the first nine months of 2001 compared to the same period of 2000 is primarily due to a $1.9 million increase in salaries, contract labor and related costs for developing the C-star™ technology, a $729,000 increase in depreciation and other infrastructure costs related to C-star™, the impairment of $580,000 of technology, which was purchased from Scour, Inc. in December 2000 and the purchase of $750,000 of technology from Supertracks.com, Inc. in August 2001, which was expensed since the product in which the technology is being incorporated had not yet achieved technological feasibility. CenterSpan determined that the $580,000 impairment charge was necessary because CenterSpan is utilizing the C-star™ technology that it developed internally rather than the technology purchased from Scour. The technology purchased from Scour is not expected to produce future cash flows.

Included in the research and engineering amounts for the nine month period ended September 30, 2000 is $1.3 million related to the value of a warrant issued to Intel in exchange for the ability to sublicense its Launch & Connect technology. This technology is no longer being utilized, nor is CenterSpan attempting to sublicense the technology.

CenterSpan anticipates incurring levels of research and engineering expense in the last quarter of 2001 similar to the level incurred in the quarter ended September 30, 2001, except for the $750,000 purchase of technology, as it continues the development of its C-star™ peer-to-peer digital distribution channel. CenterSpan had 38 employees in research and engineering functions at September 30, 2001, compared to 26 at December 31, 2000. The increased head count resulted from the data center operations group supporting research and engineering activities. The group previously supported selling, general, and administrative activities.

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses. Selling, general and administrative expenses increased to $2.9 million and $8.7 million, respectively, in the three and nine month periods ended September 30, 2001, from $1.6 million and $4.2 million, respectively, in the comparable periods of 2000. The increase in the first nine months of 2001 is primarily due to $1.9 million of amortization expense in the first nine months of 2001 related to the purchase of certain intangible assets of Scour, Inc. in the fourth quarter of 2000, $1.0 million related to the establishment of our Digital Media and Entertainment Group, which is responsible for building long-term business relationships with content providers, $395,000 related to additional infrastructure costs for C-star™, $519,000 related to value of non-employee stock options issued in exchange for services, $236,000 in increased salaries and related expenses and public relations expense, and a $405,000 increase in legal and related expenses for defending against legal claims and obtaining and protecting patents and trademarks.

CenterSpan anticipates incurring levels of general and administrative expenses in the last quarter of 2001 that are lower than the level incurred in the quarter ended September 30, 2001, and increased marketing expense as it promotes C-star CDN Services™, its peer-to-peer digital distribution solution. At September 30, 2001, CenterSpan had 24 employees in selling, general and administrative functions compared to 27 at December 31, 2000. The decreased head count resulted from the data center operations group supporting research and engineering activities, offset in part by the addition of various positions in the selling, general and administrative functions. The data center operations group previously supported selling, general, and administrative activities.

Interest Income

Interest income decreased to $66,000 and $345,000, respectively, in the three and nine month periods ended September 30, 2001, from $241,000 and $736,000, respectively, in the comparable periods of 2000 as a result of lower interest rates in 2001 compared to 2000 and higher cash balances in the first half of 2000. The higher cash balances in the first half of 2000 resulted primarily from private placements of debt and equity securities during 1999 and the sale of the Company’s hardware business in October 1999 for $15.0 million. CenterSpan’s cash balances increased during the first half of 2001 as a result of the sale of Common Stock to an individual investor for proceeds of $5.0 million late in the fourth quarter of 2000 and of $5.0 million in the first quarter of 2001 and the sale of 569,177 shares of Common Stock to nine investors for total proceeds of $6.4 million in the second quarter of 2001, which will result in interest income until utilized.

Interest Expense

CenterSpan incurred interest expense of $20,000 and $46,000, respectively, in the three and nine month periods ended September 30, 2001, as a result of the purchase of certain information systems software utilizing a capital lease in the amount of $675,000.

Gain from Disposal of Discontinued Operations

The gain from disposal of discontinued operations of $604,000 in the first nine months of 2001 resulted from the release of $2.4 million of restricted cash from escrow and final settlement with Guillemot. CenterSpan received approximately $1.4 million of the restricted cash after all required payments were made to Guillemot. See Note 6 to the financial statements.

Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of net operating loss and credit carryforwards.

Liquidity and Capital Resources

CenterSpan has financed its activities since the disposition of its hardware business in October 1999 primarily with a combination of proceeds from the sale of its hardware business and proceeds from the sale of equity securities. At September 30, 2001, CenterSpan had $7.5 million of working capital and a current ratio of 4.8 to 1.0. Included in working capital is $496,000 of restricted cash related to deposits for certain contracts, a majority of which is scheduled to be released April 1, 2002.

In August 2001, CenterSpan purchased certain assets from Supertracks.com, Inc. for total consideration of 66,905 shares of the Company’s Common Stock with a total value of $750,000 on the date of purchase. The $750,000 was expensed to engineering expense in the quarter ended September 30, 2001 as the technology is being used in a product currently under development.

In June 2001, CenterSpan sold 569,177 shares of its Common Stock to nine accredited investors for $11.21 per share (the 30-day trailing volume weighted average price of the Company’s Common Stock) for proceeds to the Company of $6.4 million. In conjunction with this issuance, warrants covering an aggregate of 598,214 shares of the Company’s Common Stock were issued to the investors and certain finders with an exercise price of $18.68 per share. The warrants are immediately exercisable and expire in June 2004. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.4%; volatility, 90%; and expected life, 3 years. The relative fair value of the warrants was $2,001,000.

In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million, including amounts collected on their behalf and purchase price adjustments called for in the asset purchase contract. See Note 6 to the financial statements.

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

Cash increased $893,000 in the first nine months of 2001 primarily as a result of proceeds from issuance of Common Stock of $11.8 million, offset in part by $9.7 million used in operations and $835,000 used for the purchase of property and equipment.

CenterSpan currently anticipates that it will continue to utilize cash in operations at current levels for the remainder of 2001 as it decreases spending on Scour™, offset by increased research and engineering expenses for the C-star™ peer-to-peer digital distribution service.

Accrued liabilities decreased $1.6 million to $940,000 at September 30, 2001, from $2.6 million at December 31, 2000 primarily due to the final settlement with Guillemot in connection with the release of restricted cash from escrow.

During the second quarter of 2001, CenterSpan entered into a one-year capital lease obligation for $675,000 for the purchase of certain information systems software for the C-star™ platform. As of September 30, 2001, CenterSpan owed $375,000 on this obligation.

CenterSpan spent $1.5 million on capital expenditures in the first nine months of 2001, including the $675,000 financed with a capital lease, primarily for engineering and information systems equipment and software. CenterSpan anticipates spending approximately $400,000 on capital expenditures during the last quarter of 2001 primarily for additional server hardware and software and data warehousing software tools.

We believe that our current cash and cash equivalent balances, together with proceeds from anticipated debt or equity financings and cash anticipated to be generated from operations, will satisfy our projected working capital and capital expenditure requirements through the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Additionally, there can be no assurance that cash proceeds, if any, from anticipated public or private equity or debt financings, together with current cash and cash equivalent balances and cash anticipated to be generated from operations, will be sufficient to satisfy liquidity requirements. CenterSpan may not be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing. In addition, the Company may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact its liquidity requirements or cause the Company to issue additional equity or debt securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In May 2001, Ingram Micro, Inc. filed a lawsuit, case number 01-CV-715-JO, in the U.S. District Court for Oregon relating to a dispute regarding Ingram’s ability to return Company merchandise for which it acted as a distributor in 1999. The amount of the claim is approximately $450,000 plus pre-judgment interest. The Company has agreed to enter into arbitration with Ingram Micro, Inc., which will begin in November 2001, to attempt to settle this matter.

Item 2. Changes in Securities and Use of Proceeds

On August 3, 2001, CenterSpan issued 66,905 shares of its Common Stock with a total value of $750,000 on the date of issuance to Supertracks.com, Inc. in exchange for certain technology, which value was expensed as research and engineering expense in the quarter ended September 30, 2001. CenterSpan filed a registration statement for these and other shares on Form S-3 with the Securities and Exchange Commission on August 22, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.

10.1	Settlement Agreement and Mutual Release dated March 27, 2001 between CenterSpan Communications Corporation and Guillemot Corporation, S.A. Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2001.
10.2	Form of Unit Purchase Agreement dated June 20, 2001. Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2001. (1)
10.3	Form of Common Stock Purchase Warrant Agreement dated June 20, 2001. Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2001. (1)
10.4	License Agreement dated April 12, 2001 and Term License Lease Schedule between Oracle Corporation and CenterSpan Communications Corporation. Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2001.
10.5	Asset Purchase Agreement between CenterSpan and Supertracks.com, Inc. dated August 3, 2001. Incorporated by reference from Form S-3 as filed with the Securities and Exchange Commission on August 22, 2001.

(1)	A Schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such other documents are substantially identical to this exhibit. The schedule also sets forth material details by which the omitted documents differ from this exhibit.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	CENTERSPAN COMMUNICATIONS CORPORATION

	By:	/s/ MARK B. CONAN
Mark B. Conan Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)