Form 10-K
period 2001-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2002-04-01
CIK 932290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25520

CENTERSPAN COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-1040330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7175 NW Evergreen Parkway #400 Hillsboro, Oregon	97124-5839
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-615-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $52,125,998 as of March 20, 2002 based upon the last sales price ($8.15) as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant’s common stock as of March 20, 2002 was 9,736,774 shares.

Documents Incorporated by Reference

The Registrant will incorporate into Part III of Form 10–K, by reference, portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

CENTERSPAN COMMUNICATIONS CORPORATION

2001 FORM 10-K ANNUAL REPORT

PART I

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.  All statements other than statements of historical fact that we make in this Annual Report on Form 10-K are forward-looking.  In particular, these forward-looking statements include statements regarding: the adequacy of funds to meet our current or future cash needs; the development and launch of content distribution products and services such as C-Star™ and Scour™; future revenue and revenue sources and models; and upcoming research and engineering and selling, general and administrative expenses and capital expenditures.

We cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict.  Actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including some of those set forth in the Factors That May Affect Forward-Looking Statements section of this Annual Report on Form 10-K.  We do not intend to update any forward-looking statements due to new information, future events or otherwise.  If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Item 1.  Business

Overview

CenterSpan Communications Corporation is a venture stage company that develops and markets software that provides secure Internet content delivery solutions for media and communications service providers and large corporate customers.  C-Star™ CDN Services 2.0, our current offering announced in February 2002, is a suite of modular, low-cost, content delivery solutions for delivering digital audio, video and data files.  Components of C-Star™ enable content preparation, publishing, security, delivery and data analysis for media and entertainment, communications service providers and large corporate customers for their internal use.

Our C-Star™ CDN Services suite is targeted at the Content Distribution Network (CDN) market serving communications service providers such as telecom companies, Multiple Service Operators (MSOs) and Internet Service Providers (ISPs), and media service providers like movie studios, music labels, publishers, distributors and portals.  We are also developing product solutions based on C-Star™ technology to sell to potential customers such as large corporations that desire to own and operate their own content delivery network.

Background

CenterSpan was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon corporation.  The ThrustMaster hardware business accounted for the bulk of revenues and expenses from our founding in 1990 through 1997, when we determined that we could not achieve the economies of scale necessary to be profitable in the game controller market in the foreseeable future and concluded that we should sell the hardware business and invest the proceeds in our software business.  The hardware business was sold in July 1999 for $15 million in cash.  We changed our name to CenterSpan Communications Corporation in October 1999.

In 1999, we began developing and marketing peer-to-peer Internet communication, collaboration and distribution solutions, releasing two retail software products.  In 2000, we released Socket, our instant messaging product incorporating a “Launch and Connect” technology licensed from Intel Corporation, which allowed groups to launch and participate in online activities (e.g. multi-player online video games) while continuing to communicate through voice or text conferencing over the Internet. The adoption rate of Socket was less than expected, we believe, primarily due to a lack of open standards for communications between instant messaging products.  The revenue model for 2000 for the Socket product was based on expected affiliate fees to be received from e-commerce partners for sales of multi-player applications, such as video games, generated by comparison of capabilities of Socket users.  We discontinued distribution efforts related to Socket in the fourth quarter of 2000 and are no longer promoting or marketing Socket.

Digital Distribution Solutions

In the third quarter of 2000, we began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, code-named C-Star™.  In December 2000, we purchased certain assets of Scour, Inc. for $5.8 million in cash and 333,333 shares of our common stock.  We began beta testing of the new Scour™, which incorporates our C-Star™ technology, in March 2001 as a showcase music and video distribution network, which provides digital content free to the end user.  The new Scour™ was the first application of C-Star™ representing a secure and legal digital distribution channel that integrates peer-to-peer technology with digital rights management support.  In July 2001, we began marketing C-Star™ as a digital distribution service.  We signed our first customer for the service, Jewishstreet.com, in September 2001. We are currently working with Jewishstreet.com to integrate their websites with C-Star™ CDN Services 2.0.

In February 2002, we entered into an agreement with Sony Music under which Sony will make recordings available from its catalog of music performances for us to digitally distribute via C-Star™ CDN Services 2.0 to various C-Star™ service provider customers and their subscribers in the United States and Canada.  The agreement allows us to provide music from Sony Music Entertainment artists to a wide variety of online service providers seeking to offer their subscribers streaming and downloadable music and to Scour™.  The Sony agreement is the first step in our strategy to aggregate music and video content so that we may offer this content to potential C-Star™ service provider customers to increase the value of our software solution.  We intend to enter into similar arrangements with additional music labels and movie studios to obtain content.  Pursuant to the Sony agreement, we issued to Sony 283,556 shares of our common stock and a warrant to purchase 189,037 additional shares of our common stock at an exercise price of $8.11 per share.  We also agreed to pay an initial content integration fee of $500,000 in connection with execution of the agreement and an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

Product Development and Technology

To enable faster downloads and to deliver a better streaming experience for end users, C-Star™ uses advanced peer-to-peer (P2P) networking technologies that deliver digital content more efficiently and more cost-effectively than traditional central server-based Content Distribution Network (CDN) systems.  Using C-Star™, service providers have the flexibility to cost effectively scale their offerings to fit a variety of business models, including pay-per-use, downloadable or streaming content.  To safeguard copyrights and protect digital files from tampering and viruses, C-Star™ includes market-leading tiered security solutions.  Service providers can deliver fast, top quality rich media without large bandwidth and infrastructure costs. C-Star’s™ advanced networking infrastructure uses our Intelligent Caching technology to guarantee that end-users obtain the fastest downloads and highest-quality streams. C-Star’s™ Tiered Security provides the highest level of security available in the commercial market for all types of content.

C-Star™ CDN Enterprise, a software product scheduled for release later in 2002, will enable organizations to more efficiently distribute corporate communications, eLearning and training materials, product demonstrations and other digital files to employees, customers, partners and investors.  C-Star™ enables the delivery of digital media over the Internet or a company intranet.  Enterprises will have the ability to deliver time-sensitive communications, training materials and documents, while reducing intranet bandwidth bottlenecks and controlling infrastructure costs through the use of this product.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $8.4 million, $4.9 million and $3.3 million, respectively, in 2001, 2000 and 1999.

Research and engineering expenses in 2001 primarily relate to the development of the C-Star™ technology and the development and beta launch of the new Scour™.  Included in the $8.4 million for 2001 is $580,000 for the impairment of technology that was purchased from Scour, Inc. in December 2000.  We determined that the $580,000 impairment charge was necessary because we are using the C-Star™ technology that we developed internally rather than using the technology purchased from Scour.  The technology purchased from Scour is not expected to produce future cash flows.  In addition, the 2001 amount includes $750,000 for the value of common stock issued in exchange for certain technology from Supertracks.com, Inc. in August 2001, which was expensed since the product in which the technology is being incorporated had not yet achieved technological feasibility and has no future alternative use.  We plan to make investments in research and engineering during 2002 similar to those made in 2001 to continue developing the C-Star™ technology, develop the C-Star™ CDN Enterprise product and upgrade and maintain the new Scour™ technology showcase.

Sales, Distribution and Marketing

We intend to use a combination of a direct sales group and marketing partnerships with market leaders and system integrators with respect to service and technology product licensing.

We are pursuing two primary revenue opportunities utilizing the C-Star™ technology:

1.                    By providing the C-Star™ peer-to-peer digital distribution solution to third parties as a service, C-Star™ CDN Service, in areas such as delivery of entertainment content (music and video files), primarily charging fees on a transaction basis; and

2.                    By selling C-Star™ CDN Enterprise and other product solutions and related integration services.

In September 2001, we announced the first customer for C-Star™ digital distribution service.  Revenue from this and other potential C-Star™ customers is expected to begin in the second half of 2002.

In February 2002, we entered into an agreement with Sony Music under which Sony will provide us with certain musical content and other services.  We intend to resell the Sony music and any other music and video content to our C-Star™ CDN Service customers to provide added value.  See Digital Distribution Solutions above.

Due to our emphasis on C-Star™ technology solutions as a result of interest by potential customers, and the lack of currently available digital music and video content to launch a viable subscription service, we deferred the launch of a Scour™ paid subscription service, which had been planned for the fourth quarter of 2001.  We are evaluating whether to launch a Scour™ paid subscription service or to continue to use Scour™ as a technology showcase and as a means to attract more hosts for C-Star™.

Competition

The Internet digital distribution business is competitive and many of our competitors may have greater resources and experience than we do.  We expect competition to increase in the future. Our principal competitors include Content Distribution Network (CDN) service and product vendors, such as Akamai, Digital Island, Inktomi and Kontiki, Internet music distributors that use digital download, peer-to-peer or streaming technologies, such as MP3.com, Napster, Liquid Audio, Press Play and Real Networks, music labels and movie studios, as well as providers of digital entertainment services such as MusicNet, Listen.com and RioPort.  Many of our competitors may have advantages over us, including:

•        Longer operating histories;

•        Larger customer bases;

•        Substantially greater financial, technical, sales and marketing resources;

•        Greater name recognition; and

•        The ability to more easily provide a comprehensive software solution.

Intellectual Property

Some of the intellectual property rights used in the development of our software products, but that we no longer use, are licensed from Intel Corporation.  These licenses were expensed as research and development in prior years and expire August 21, 2005.  We have applied for registration of the names CenterSpan™, Scour Exchange™, Scour™ and C-Star™.  We rely on patent, trademark and copyright law, trade secret protection and confidentiality agreements with our employees, strategic partners and others to protect our proprietary rights.  In October 2001, we filed for two additional patents to protect multi-source peer streaming technology developed internally.  We also have applications filed for 12 provisional and utility patents surrounding technology.  Although we believe that our products, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against us in the future. Any infringement claim or related litigation against us, or any challenge to the validity of our own intellectual property rights, or the expense and effort of defending those claims, could materially and adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2001, we had a total of 67 full-time employees.  At times, we supplement our workforce with temporary contract workers.  None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.  Properties

We maintain our headquarter facilities in Hillsboro, Oregon, in approximately 22,000 square feet of leased space under a lease expiring in September 2003.  We maintain our Los Angeles office in approximately 4,300 square feet of leased space under a lease expiring in April 2005.  We believe our facilities are adequate for our immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

In addition, we lease space for the storage of certain of our servers and related technology infrastructure under a three-year lease, which expires January 2005.  We can terminate this lease anytime after January 2003 without penalty with a 30-day written notice to the lessor.

Item 3.  Legal Proceedings

In May 2001, Ingram Micro, Inc. filed a lawsuit against us in the U.S. District Court for Oregon.  The dispute concerned Ingram’s ability to return our merchandise for which it acted as a distributor in 1999.  The amount of the claim was approximately $450,000 plus pre-judgment interest.  We settled this matter in November 2001 for $225,000.  We paid  $100,000 on December 1, 2001 and $62,500 on February 1, 2002 and will pay an additional $62,500 on April 1, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol CSCC.  The high and low sales prices for the two years in the period ended December 31, 2001 were as follows:

2000	High	Low
Quarter 1	$32.50	$19.25
Quarter 2	20.25	10.50
Quarter 3	18.50	9.88
Quarter 4	12.38	5.25

2001	High	Low
Quarter 1	$20.31	$11.00
Quarter 2	17.71	9.02
Quarter 3	13.64	5.15
Quarter 4	11.72	6.00

The approximate number of beneficial shareholders and shareholders of record at March 29, 2002 were 3,100 and 94, respectively.  There were no cash dividends declared or paid in 2001 or 2000.  We do not anticipate declaring cash dividends in the foreseeable future.

In February 2002, we entered into an agreement with Sony Music pursuant to which we issued to Sony 283,556 shares of our common stock and a warrant to purchase 189,037 shares of our common stock at an exercise price of $8.11 per share that is immediately exercisable and expires February 28, 2005 in exchange for access to certain musical content for us to distribute digitally via our C-Star™ content delivery network.  The 283,556 shares of common stock had a value of $1.7 million, representing an approximately 25% discount from the trailing 10-day volume-weighted average price of our common stock.  Sony represented that it is an accredited investor within the meaning of Rule 501(a) under the Securities Act of 1933. In issuing these securities, we relied on an exemption from the registration requirements pursuant to Rule 506 under Section 4(2) of the Securities Act of 1933.

In February 2002, we sold 662,667 units to a total of twelve accredited investors for $6.00 per unit for total proceeds to us of $4.0 million.  The price per unit reflected an approximately 25% discount from the trailing 10-day volume-weighted average price of our common stock, with a premium of approximately 35% for the attached warrant.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.  The warrants are immediately exercisable and expire February 11, 2005.  The proceeds from the sale of these units are being used to fund current operations. None of the twelve accredited investors purchased nor holds a significant position in our common stock following this private placement.  In issuing these securities, we relied on an exemption from the registration requirements pursuant to Rule 506 under Section 4(2) of the Securities Act of 1933.

The twelve accredited investors were: AIG DKR SoundShore Holdings, Ltd., AIG DKR SoundShore Opportunity Holding Fund, Ltd., AIG DKR SoundShore Private Investors Holding Fund, Ltd., AIG DKR SoundShore Strategic Holding Fund Ltd., Louise G. Brooks IRA, Gryphon Master Fund, L.P., Frank G. Hausmann, Jr., Langley Partners, L.P., Quantico Partners, L.P., Steelhead Investments Ltd., Synapse Fund II, LLC and TCMP.  Each investor represented that it is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933.

In March 2002, we sold 333,333 units to a total of six accredited investors for $6.00 per unit for total proceeds to us of $2.0 million.  The price per unit reflected an approximately 25% discount from February’s trailing 10-day volume-weighted average price of our common stock, with a premium of approximately 35% for the attached warrant.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.  The warrants are immediately exercisable and expire March 29, 2005.  The proceeds from the sale of these units are being used to fund current operations.  None of the six accredited investors purchased nor holds a significant position in our common stock following this private placement.  In issuing these securities, we relied on an exemption from the registration requirements pursuant to Rule 506 under Section 4(2) of the Securities Act of 1933.

The six accredited investors were: AIG DKR SoundShore Holdings, Ltd., AIG DKR SoundShore Opportunity Holding Fund, Ltd., AIG DKR SoundShore Private Investors Holding Fund, Ltd., AIG DKR SoundShore Strategic Holding Fund Ltd., Gryphon Master Fund, L.P. and Quantico Partners, L.P.  Each investor represented that it is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933.

We have agreed to file a registration statement under the Securities Act of 1933 to cover the resale of the shares issued with the units, the shares issuable pursuant to the warrants included with the units, the shares issued to Sony and the shares issuable pursuant to the warrant issued to Sony.  Once the registration statement becomes effective, the shares will be freely tradable under the Securities Act of 1933 so long as the registration statement remains in effect.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto.  On July 26, 1999, our Board of Directors approved the sale of our hardware business assets. We have presented the hardware business as a discontinued operation in the selected consolidated financial data presented below.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	IN THOUSANDS (except per share amounts)
Consolidated Statement of Operations Data
Revenues	$51	$1	$787	$—	$—
Cost of goods sold	—	—	569	—	—
Gross profit	51	1	218	—	—
Operating expenses:
Research and engineering	8,403	4,865	3,282	162	—
Selling, general and administrative	13,521	5,499	2,474	935	495
Total operating expenses	21,924	10,364	5,756	1,097	495
Loss from operations	(21,873)	(10,363)	(5,538)	(1,097)	(495)
Interest income	399	895	417	64	304
Interest expense	(62)	—	—	—	—
Loss from beneficial conversion feature	—	—	(987)	—	—
Loss from continuing operations before income taxes	(21,536)	(9,468)	(6,108)	(1,033)	(191)
Provision for income taxes	—	—	(4,532)	—	—
Loss from continuing operations	(21,536)	(9,468)	(10,640)	(1,033)	(191)
Income (loss) from discontinued operations, net of tax provision (benefit) of $0, $0, $(5,792), $1,615 and $1,370	—	—	(5,207)	(8,023)	3,388
Gain on disposal of discontinued operations, net	674	—	6	—	—
Net income (loss)	$(20,862)	$(9,468)	$(15,841)	$(9,056)	$3,197
Loss per share from continuing operations:
Basic and diluted	$(2.59)	$(1.52)	$(2.11)	$(0.24)	$(0.04)
Income (loss) per share from discontinued operations:
Basic	$0.08	$—	$(1.03)	$(1.83)	$0.79
Diluted	$0.08	$—	$(1.03)	$(1.83)	$0.73
Net income (loss) per share:
Basic	$(2.51)	$(1.52)	$(3.14)	$(2.07)	$0.75
Diluted	$(2.51)	$(1.52)	$(3.14)	$(2.07)	$0.69
Shares used in per share calculations:
Basic	8,309	6,231	5,038	4,380	4,268
Diluted	8,309	6,231	5,038	4,380	4,660

December 31,	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data
Working capital	$4,615	$6,998	$15,535	$10,685	$18,361
Total assets	11,308	20,855	19,357	25,954	26,092
Total liabilities	1,379	3,165	3,397	14,401	6,812
Shareholders’ equity	9,929	17,690	15,960	11,553	19,280

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Continuing Operations

We are a venture stage company.  Our continuing operations consist of our software business, which began in mid-1998.

In the third quarter of 2000, we began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, code-named C-Star™.  In December 2000, we purchased certain assets of Scour, Inc. for $5.8 million in cash and 333,333 shares of our common stock.  We began beta testing of the new Scour™, which incorporates our C-Star™ technology, in March 2001 as a showcase music and video distribution network, which provides digital content free to the end user.  The new Scour™ was the first application of C-Star™ representing a secure and legal digital distribution channel that integrates peer-to-peer technology with digital rights management support.  In July 2001, we began marketing C-Star™ as a digital distribution service.  We signed our first customer for the service, Jewishstreet.com, in September 2001. We are currently working with Jewishstreet.com to integrate their websites with C-Star™ CDN Services 2.0.  Revenue from Jewishstreet.com and other potential C-Star™ customers is expected to begin in the second half of 2002.  At December 31, 2001, C-Star™ remained a beta release as technological feasibility had not yet been met.

In February 2002, we entered into an agreement with Sony Music, under which Sony will make recordings available from its catalog of music performances for us to digitally distribute via C-Star™ CDN Services 2.0 to various C-Star™ service provider customers and their subscribers in the United States and Canada.  In exchange, we issued Sony 283,556 shares of our common stock and a warrant to purchase 189,037 shares of our common stock at an exercise price of $8.11 per share.  In addition, we agreed to pay an initial content integration fee of $500,000 in connection with execution of the agreement and an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.  The total value of the stock, warrants and cash was $3.7 million.

We intend to use a combination of a direct sales group and marketing partnerships with market leaders and system integrators with respect to service and technology product licensing.  The Sony agreement is the first step in our strategy to aggregate music and video content so that we may offer this content to potential C-Star™ service provider customers to increase the value of our software solution.  We intend to enter into similar arrangements with additional music labels and movie studios to obtain content.

We are pursuing two primary revenue opportunities utilizing the C-Star™ technology:

1.                    By providing the C-Star™ peer-to-peer digital distribution solution to third parties as a service, C-Star™ CDN Service, in areas such as delivery of entertainment content (music and video files), primarily charging fees on a transaction basis; and

2.       By selling C-Star™ CDN Enterprise and other product solutions and related integration services

Due to our emphasis on C-Star™ technology solutions as a result of interest by potential customers, and the lack of currently available digital music and video content to launch a viable subscription service, we deferred the launch of a Scour™ paid subscription service, which had been planned for the fourth quarter of 2001.  At this time we are evaluating whether to launch a Scour™ paid subscription service or to continue to use Scour™ as a technology showcase and as a means to attract more hosts for C-Star™.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Pursuant to December 2001 Securities and Exchange Commission guidance, we have prepared the following discussion of critical accounting policies.  See note 1 to our consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

Our critical accounting policies include the following:

•        Accounting for intangible assets;

•        Revenue recognition; and

•        Purchased technology

An explanation of the sensitivity of financial statements to the methods, assumptions and estimates underlying their preparation and the interplay of specific uncertainties with accounting measurements follows:

Intangible Assets

Intangible assets primarily consist of a customer list and a trade name purchased during 2000 from Scour, Inc. We review identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine impairment based on a comparison of the carrying amount of the assets to the estimated fair value of the assets, which is determined based on the discounted cash flow method or current market prices for similar assets when available.  Upon adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) in January 2002, intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 121 is being superseded by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets,” effective January 1, 2002.  If we change the estimates used in the assessment of recoverability for intangible assets, such as our estimates of anticipated future revenues or of the life of the associated technologies, we may determine that our intangible assets have a lower net realizable value.  This, in turn, would increase our reported operating expenses, and lower our net income, but have no effect on our cash flows.

Revenue Recognition

In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and SFAS 48, “Revenue Recognition When Right of Return Exists,” we recognize revenue when the earnings process is complete.  The earnings process is considered complete when persuasive evidences of an arrangement between the customer and us exists, when delivery and acceptance has occurred or services have been rendered, when pricing is fixed or determinable, when any right of return lapses or is reasonably estimable, and when collectibility is reasonably assured.  We consider differing market conditions such as the relative financial condition of our customer.  These conditions do not impact the method by which we recognize revenues, however such conditions could impact the allowance for returns or receivables.

Research and Development, Purchased Technology and Software Development Costs

We follow SFAS No. 2, “Accounting For Research and Development Costs,” and charge all research and development costs to expense as incurred.  The costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized.  Those intangibles purchased for research that do not have an alternative future use in other research projects or otherwise are expensed as incurred.

We follow SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred for the development of computer software and enhancements to existing software products that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. To date, we have never capitalized any computer software development costs.

Results of Continuing Operations

Year Ended December 31, 2001 Compared to 2000

Revenues

Total revenues were $51,000 in 2001 compared to $1,000 in 2000.  The revenue generated in 2001 relates to advertising placed on the Scour.com website by third parties.  The revenue generated in 2000 relates to Socket, our Internet communication product, which we are no longer marketing. In September 2001, we announced the first customer for C-Star™.  Revenue from this customer and other potential C-Star™ customers is expected to begin in the second half of 2002.  Due to our emphasis on C-Star™, and the lack of available digital music and video content to launch a viable subscription service, we have deferred the launch of a paid subscription version of Scour™ to at least the fourth quarter of 2002.  Potential customers’ interest in C-Star™ has caused us to focus on achieving revenue from the sale of C-Star™ CDN Services and C-Star™ products under development.  We may continue to use Scour™ as a showcase for C-Star™ and as a means of maintaining hosts for the C-Star™ network, and we may never launch a subscription version.

Gross Profit

Gross profit for 2001 was $51,000 (100% of revenue), which was generated by advertising placed on the Scour.com website by third parties, compared to $1,000 (100% of revenue) in 2000, which was generated by affiliate fees from e-commerce partners relative to the Socket™ product.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of purchased technology used in product development.  Research and engineering expenses were $8.4 million in 2001 compared to $4.9 million in 2000.  Amounts incurred for research and engineering in 2001 primarily relate to the development and beta launch of the new Scour™ in March 2001 and development of the C-Star™ technology.  The increase in 2001 compared to 2000 is primarily due to a $2.0 million increase in salaries, contract labor and related costs for developing the C-Star™ technology, a $1.2 million increase in depreciation and other infrastructure costs related to C-Star™, the impairment of $580,000 of technology, which was purchased from Scour, Inc. in December 2000, and the purchase of $750,000 of technology from Supertracks.com, Inc. in August 2001, which was expensed because the product into which the technology is being incorporated had not yet achieved technological feasibility and the technology had no alternative future use.  We determined that the $580,000 impairment charge was necessary because we are utilizing the C-Star™ technology that we developed internally rather than the technology purchased from Scour.  The technology purchased from Scour is not expected to produce future cash flows.

Included in research and engineering expense in 2000 is a $1.3 million charge related to the value of a warrant issued to Intel in exchange for the ability to sublicense its Launch & Connect technology. This technology is no longer being utilized, nor are we attempting to sublicense the technology.

We anticipate incurring levels of research and engineering expense in 2002 similar to the level incurred in 2001, except for the $580,000 impairment charge and the $750,000 purchase of technology, as we continue the development of our C-Star™ peer-to-peer digital distribution solution.  We had 41 employees in research and engineering functions at December 31, 2001, compared to 26 at December 31, 2000.  The increased head count resulted from increased research and engineering activities in 2001 and the data center operations group of 5 people supporting research and engineering activities. The data center operations group previously supported selling, general, and administrative activities.

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses.  Selling, general and administrative expenses increased to $13.5 million in 2001 from $5.5 million in 2000.  Sales and marketing expenditures in 2001 primarily focused on developing customers and markets for the new Scour™ and our C-Star™ CDN Services.  The increase in 2001 is primarily due to $2.5 million for the impairment of certain intangible assets in the fourth quarter of 2001, $2.6 million of amortization expense in 2001 related to the purchase of certain intangible assets of Scour, Inc. in the fourth quarter of 2000, $1.2 million related to the establishment of our Digital Media and Entertainment Group, which is responsible for building long-term business relationships with content providers, $31,000 related to additional infrastructure costs for C-Star™, $519,000 related to value of non-employee stock options issued in exchange for services, $317,000 in increased salaries and related expenses and public relations expense, and a $584,000 increase in legal and related expenses for defending against legal claims and obtaining and protecting patents and trademarks.

We anticipate incurring levels of general and administrative expenses in 2002 that are similar to those incurred in 2001.  We anticipate increased sales expense, not including the $2.5 million charge related to the impairment of certain intangible assets, as we promote and sell C-Star™ digital distribution solutions.  At December 31, 2001, we had 26 employees in selling, general and administrative functions compared to 27 at December 31, 2000.  The decreased head count resulted from the data center operations group now supporting research and engineering activities, offset in part by the addition of various positions in the selling, general and administrative functions.  The data center operations group previously supported selling, general, and administrative activities.

Interest Income

Interest income decreased to $399,000 in 2001 from $895,000 in 2000 as a result of lower interest rates in 2001 compared to 2000 and higher cash balances in the first half of 2000. The higher cash balances in the first half of 2000 resulted primarily from the sale of debt and equity securities in private placements during 1999 and the sale of our hardware business in October 1999 for $15.0 million.  Our cash balances increased during the first half of 2001 as a result of the sales of common stock to an individual investor for proceeds of $5.0 million late in the fourth quarter of 2000 and $5.0 million in the first quarter of 2001, and the sale of 569,177 units to nine investors for total proceeds of $6.4 million in the second quarter of 2001, which will result in interest income until utilized.

Provision for Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets generated in 2001 and 2000 due to the uncertainty regarding the utilization of the net operating loss and credit carryforwards. We have federal, state and foreign net operating loss carryforwards of $42.7 million, $50.7 million and $6.6 million, respectively, that expire through 2021.

Year Ended December 31, 2000 Compared to 1999

Revenues

Total revenues were $1,000 in 2000 compared to $787,000 in 1999.  At the end of the first quarter of 2000, we released a beta version of our Socket product and during the second quarter of 2000 released Socket 1.0.  However, we did not generate any revenues during the first, third or fourth quarters of 2000 and only $1,000 in the second quarter of 2000 related to the Socket releases.  We anticipated 2000 to be an investment year, in which the focus was on the distribution of Socket to end-users and did not expect to generate significant revenue.  The adoption rate of Socket was less than expected, primarily, we believe, due to a lack of open standards for communications between instant messaging products. We believe that the future of Internet community, collaboration and communications will be driven by open, standards-based technology and solutions.

The $787,000 of revenue generated in 1999 was from the retail sale of Talk n’Play and iConference software products.  We discontinued marketing and selling Talk n’Play and iConference during 2000 when it was determined that such products would not generate sufficient revenue to support our business.

Gross Profit

Gross profit for 2000 was $1,000 (100% of revenue), and was generated from affiliate fees from e-commerce partners relative to the Socket product.

Gross profit for 1999 was $218,000 (27.7% of revenues) and was generated from the retail sale of Talk n’Play and iConference products and is net of the cost of production and inventory adjustments.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $4.9 million in 2000 compared to $3.3 million in 1999.  Included in the amount for 2000 is a $1.3 million non-cash charge related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time.  Included in the 1999 amount is a $2.5 million non-cash charge primarily related to the value of a warrant issued to Intel in exchange for the license of certain technology, which was used in products under development at that time.  We made significant investments in research and engineering in 2000 related to our Internet community, collaboration and communications software business.  We significantly increased the size of our engineering department during 2000 and, at December 31, 2000, we had 26 in the engineering group compared to 16 at December 31, 1999.  The increase in 2000 compared to 1999 is due to a $2.4 million increase in salaries, recruiting and related costs associated with the development of Socket and C-Star™ and a $157,000 increase in depreciation.

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising, promotional materials, executive, legal, accounting and administrative personnel, professional services and general corporate expenses.  Selling, general and administrative expenses increased to $5.5 million in 2000 from $2.5 million in 1999, as a result of expanding our workforce and marketing activities related to the Internet community, collaboration and communications software business.  We incurred $424,000 of additional marketing and advertising costs in 2000 for the launch of our Socket product.  We significantly increased the number of employees assigned to continuing operations in marketing, product development and administration and, as a result, salaries, recruitment and related costs increased $1.5 million in 2000 compared to 1999.  At December 31, 2000, we had 27 people in marketing, product development and administration compared to 19 at December 31, 1999.  We also incurred an additional $415,000, including increased depreciation, related to improved Internet infrastructure and bandwidth charges during 2000, primarily for support of the Socket product.    The increases in the selling and marketing activities in 2000 were undertaken with the assumption that we would generate revenue from our Socket product to support such expenditures.  When revenues did not materialize as anticipated, we reduced, and, by the end of 2000, virtually eliminated, spending related to Socket.  In the fourth quarter of 2000, we began focusing our selling and marketing activities on the new Scour™.

Interest Income

Interest income increased to $895,000 in 2000 from $417,000 in 1999 as a result of increased cash balances, which resulted primarily from private placements of debt and equity securities during 1999 and the sale of our hardware business in October 1999 for $15.0 million.

Loss from Beneficial Conversion Feature

On June 9, 1999, we issued and sold to two investors an aggregate of $6.0 million in principal of our zero coupon Convertible Debentures due June 9, 2002 for $6.0 million in cash. The Convertible Debentures were recorded as debt. The beneficial conversion feature was recorded as additional paid in capital and as a discount against long-term debt.  The beneficial conversion feature of $987,000 was recognized over 90 days using the effective interest method.  The debt was converted to equity prior to December 31, 1999.

Provision for Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets generated in 2000 due to the uncertainty regarding the utilization of the net operating loss and credit carryforwards.  Our tax provision for 1999 includes the establishment of a full valuation allowance of $8.4 million on our deferred tax asset due to the change in our business and the uncertainty regarding the realization of the asset balance.

Results of Discontinued Operations - Sale of the Hardware Business

Our hardware business historically comprised the bulk of our revenues and expenses. From our founding in 1990 through 1997, we were a leader in designing and marketing innovative PC game controller products under the name of ThrustMaster.  However, commencing in 1997, many larger competitors, including Microsoft Corporation, Kensington (Gravis), Logitech International S.A., and InterAct Accessories, which had greater economies of scale, financial, technical and marketing resources than us, entered the game controller market, creating an extremely competitive environment characterized by declining prices and increased marketing costs. Our management determined that we could not achieve the economies of scale necessary to be profitable in the game controller market and concluded that we should sell the hardware business and invest the proceeds in our Internet community, collaboration and communication business.

In October 1999, Guillemot Corporation S.A. (“Guillemot”) purchased certain of our assets for a total price of $15.0 million, of which $2.25 million was retained in escrow and was to be released to us pursuant to an escrow agreement.  In June 2000, we filed a lawsuit for breach of contract against Guillemot alleging that Guillemot breached the terms of the escrow agreement by prohibiting the scheduled release of escrow funds to us.  In March 2001, we entered in into a settlement agreement and mutual release with Guillemot, under which we received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million from escrow, consisting of approximately $318,000 collected on their behalf and downward purchase price adjustments of approximately $682,000.  No amounts remained in escrow at December 31, 2001.  The purchase price adjustments made pursuant to the asset purchase agreement mainly related to uncollected accounts receivable.  In connection with the release of the restricted cash and final settlement with Guillemot, we recognized a gain on disposal of discontinued operations in 2001 of $674,000.

The sale of the hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations included elsewhere in this Annual Report on Form 10-K.  Revenues from discontinued operations were $13.5 million for the year ended December 31, 1999.  Certain expenses have been allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

Loss from discontinued operations was $5.2 million in 1999.  The loss from discontinued operations represents the net activity of the discontinued hardware business, including revenues and associated expenses and the resulting tax benefit.

Liquidity and Capital Resources

At December 31, 2001, we had $4.6 million of working capital and a current ratio of 4.3 to 1.0.  Included in working capital is $562,000 of restricted cash related to deposits for certain contracts, a majority of which is scheduled to be paid in May 2002.  We have financed our activities since the disposition of our hardware business in October 1999 primarily with a combination of proceeds from the sale of our hardware business and proceeds from the sale of equity securities.

In March 2002, we entered into an agreement with Peter Kellogg, who unconditionally agreed to purchase up to 833,333 shares of our common stock at a price of $6.00 per share, if requested to do so by us, in one or more private transactions representing total maximum proceeds to us of $5.0 million.  As compensation for entering into this commitment, we issued to Mr. Kellogg a three-year warrant to purchase 100,000 shares of our common stock at $10.67 per share.  To the extent that Mr. Kellogg purchases more than 100,000 shares of our common stock under this commitment, he will also receive a three-year warrant to purchase an equal number of shares of common stock at $10.67 per share.

We also arranged a stand by line of credit in the amount of $1.0 million on which we can draw after July 2002.

In March 2002, we sold 333,333 units to a total of six accredited investors for $6.00 per unit for total proceeds to us of $2.0 million.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

In February 2002, we sold 662,667 units to a total of twelve accredited investors for $6.00 per unit for total proceeds to us of $4.0 million.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

In June 2001, we sold 569,177 units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $18.68 per share, to nine accredited investors for $11.21 per unit (the 30-day trailing volume weighted average price of our common stock) for total proceeds to us of $6.4 million.  In conjunction with this issuance, warrants covering an additional 21,008 shares of our common stock were issued to certain finders at an exercise price of $18.68 per share.

In March 2001, we entered into a settlement agreement and mutual release with Guillemot, under which we received approximately $1.4 million of restricted cash from escrow.  See Note 5 to the consolidated financial statements.

In February 2001, we sold 714,286 shares of our common stock to an accredited investor for $7.00 per share for total proceeds to us of $5.0 million.  In conjunction with this issuance we issued warrants exercisable for an aggregate of 85,000 shares of our common stock to five designees of the investor’s financial consultant. The warrants are immediately exercisable at a price of $9.063 per share and expire in December 2005.

Cash decreased $2.4 million in 2001 primarily as a result of $12.9 million used in operations, $865,000 for the purchase of equipment and $450,000 for payments on a capital lease, offset by total proceeds of $11.8 million from the issuance of equity securities.

Accrued liabilities decreased $2.0 million to $603,000 at December 31, 2001, from $2.6 million at December 31, 2000 primarily due to our final settlement with Guillemot in connection with the release of restricted cash from escrow.

During the second quarter of 2001, we entered into a one-year capital lease obligation for $675,000 for the purchase of certain information systems software for our C-Star™ platform.  As of December 31, 2001, we owed $225,000 on this obligation.

We spent $1.5 million on capital expenditures in 2001, including the $675,000 financed with a capital lease, primarily for engineering and information systems equipment and software. We anticipate spending approximately $1.1 million on capital expenditures during 2002 primarily for additional server hardware and software and engineering development tools.

In connection with our agreement with Sony in February 2002, which is described above, we agreed to pay an initial content integration fee of $500,000 in connection with execution of the agreement and an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

Based on current estimates, we anticipate utilizing $3.5 to $4.0 million of cash on a quarterly basis to fund our operations during 2002.  Cash expenditures during 2002 will primarily be for continued selling and marketing and research and engineering expenses related to C-Star™ digital distribution solutions.  In addition, we will continue to incur expenses, although at lower levels than during 2001, related to Scour™, as we further develop Scour™ as a showcase for C-Star™ and as a part of our content hosting network.  We may also incur costs to convert Scour™ to a subscription service during 2002.  Given current cash requirement estimates and cash and cash equivalents available at December 31, 2001 plus $6.0 million of proceeds received from private placements of our equity securities in February and March 2002 and commitments for up to an additional $6.0 million, we anticipate that we have sufficient cash to fund our operations at projected levels for at least the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Additionally, there can be no assurance that current cash and cash equivalent balances will be sufficient to satisfy liquidity requirements.  We may not be able to obtain adequate or favorable financing and any financing we obtain may dilute the ownership interest of our shareholders prior to the financing.  In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 137”).  SFAS No. 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS Nos. 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS Nos. 137 and 138 are effective for fiscal years beginning after June 15, 2000.  We do not currently have any derivative instruments and, accordingly, the adoption of SFAS Nos. 133, 137 and 138 in the first quarter of 2001 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 121 is being superseded by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.

We adopted the provisions of SFAS No. 141 July 1, 2001 and the provisions of SFAS No. 142 on January 1, 2002.  SFAS No. 141 requires, upon adoption of SFAS No. 142, that we evaluate our existing intangible assets that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of separately identifiable intangible assets.  Upon adoption of SFAS No. 142, we are required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first quarter of 2002.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first quarter of 2002.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

At December 31, 2001, we did not have any goodwill, but had unamortized identifiable intangible assets in the amount of $2.6 million.  We anticipate that we will continue to amortize all of our identifiable intangible assets.  Amortization expense related to identifiable intangibles was $2.6 million in 2001 and $0 in both 2000 and 1999.  In 2001, we recorded impairment charges of $3.08 million related to our intangible assets.  We do not anticipate recording an additional impairment charge in the first quarter of 2002 upon adoption of SFAS No. 142.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which we adopted January 1, 2002.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues.  SFAS No. 144 was also adopted January 1, 2002.  Although we have not completed the evaluation of the affects of the adoption of SFAS Nos. 143 and 144, we do not believe that the adoption of SFAS Nos. 143 and 144 will have a material affect on our financial condition or results of operations.

Factors That May Affect Forward-Looking Statements

If our solutions are not adopted by potential customers, we may not achieve or maintain profitability.

We began our software business in mid-1998.  Accordingly, we have a limited operating history with which you can evaluate our current business and prospects.  Our business is new and will not be successful unless potential customers adopt wide usage of our products and services and revenues are generated from our services and product offerings. We derived insignificant revenues from the Socket product and are no longer developing or promoting it.  We have not launched a Scour™ subscription service and may continue to operate Scour™ as a free beta service to showcase C-Star™. We have only signed one customer for C-Star™ CDN Services to date.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet digital distribution markets.

We incurred substantial losses from continuing operations in our software business in 2001, 2000 and 1999 and continued losses may deplete our capital resources.

We have derived insignificant revenues from our software business and have incurred substantial losses from continuing operations of $21.5 million in 2001, $9.5 million in 2000 and $10.6 million in 1999, and in every quarter since we began our software operations.  We cannot predict when, if ever, we will achieve profitability.  In addition, we plan to increase our operating expenses to market, sell and implement our peer-to-peer digital distribution solution through increased staffing and organizational expenses, marketing costs, capital expenditures and other expenses.  As a result, we expect to incur significant operating losses on a quarterly and annual basis for the foreseeable future. Continued losses would impair our capital resources, which in turn may require that we raise additional capital or curtail our business activities.

We may need to raise additional funds to finance ongoing operations, which may require us to commit significant amounts of capital to debt service and could result in dilution to our shareholders.

We believe that our current cash and cash equivalent balances and committed funds will satisfy our projected working capital and capital expenditure requirements through the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Additionally, there can be no assurance that current cash and cash equivalent balances will be sufficient to satisfy liquidity requirements. We may not be able to obtain adequate or favorable financing and any financing we obtain may dilute the ownership interest of our shareholders prior to the financing.  In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which could impact our liquidity requirements or cause us to issue additional equity or debt securities.

If we are not successful in selling our C-Star™ digital distribution solutions to several large customers, we may not be able to generate significant revenue, which could lead to continued operating losses.

Our revenue expectations include significant transaction-based service provider and product sales revenues to be received from customers of C-Star™ digital distribution solutions. If we are not successful in selling C-Star™ digital distribution solutions to several large customers in the form of a service or product, we may not be able to generate significant revenue, which could lead to continued operating losses.

If we fail to secure access to additional popular music and video files, we may not be able to generate significant revenue from selling C-Star™ digital distribution services, which could lead to continued operating losses.

Our revenue model for 2002 is based in large part on digital distribution service fees from C-Star™. In February 2002, we entered into a digital music distribution agreement with Sony Music, which allows us to digitally distribute their catalog.  If we fail to secure access to additional popular music and video files from more than one major music label or movie studio, we may not be able to generate significant C-Star™ CDN Services revenue from customers wishing to offer a consumer entertainment service.

If we fail to attract a significant number of subscribers to Scour™, we may not achieve anticipated revenues, which could lead to continued operating losses.

Part of our strategy in building out the C-Star™ network is to attract consumers to actively use the Scour™ showcase service and act as hosts for digital files.  The larger the network of digital hosts, the stronger the value of the C-Star™ CDN Services network.  If we fail to attract a significant number of subscribers to Scour™, we may not be able to achieve anticipated C-Star™ CDN Services revenue.

If consumers are able to get music and video files for free, we may not be able to achieve anticipated revenue, which could lead to continued operating losses.

In March 2001, the largest Internet file sharing network, Napster, was ordered by a federal court to block the exchange of copyrighted music identified by the music labels.  Our revenue expectations include significant C-Star™ CDN Services revenue from customers operating subscription based entertainment services. Third-party surveys of Napster and other free peer-to-peer exchange users indicate a willingness to pay for digital music files on a subscription basis by a majority of users if the files are not available for free. The record industry and the motion picture industry continue to attack several forms of illegal exchange of copyrighted files. If innovative software providers are able to develop alternative technologies for free file sharing, it may be difficult for our customers to attract and retain paying subscribers to subscription entertainment services.

If we are unable to successfully develop new C-Star™ products and new capabilities for C-Star™ CDN Services, we may not be able to generate anticipated revenues, which could lead to continued operating losses.

We believe that the C-Star™ search and peer-to-peer file distribution technology, which is the basis of C-Star™ CDN Services and Scour™, can be applied in vertical markets outside of media and entertainment. For some vertical markets, such as the enterprise market, a product offering must be developed.  For others, we are pursuing a service provider, transaction-based licensing strategy to generate revenue from the use of the C-Star™ digital distribution channel.  If we are unable to develop new products and service capabilities for C-Star™ CDN Services, we may not achieve anticipated revenues or profitability.

If we are not able to compete effectively, we may not be able to generate anticipated subscription, service and product sale revenues, which could lead to continued operating losses.

The Internet digital distribution business is competitive.  Many of our competitors may have greater resources and experience us.  We expect competition to increase in the future. Our principal competitors include Content Distribution Network (CDN) service and product vendors, such as Akamai, Digital Island, Inktomi and Kontiki, Internet music distributors that use digital download, peer-to-peer or streaming technologies, such as MP3.com, Napster, Liquid Audio, Press Play and Real Networks, music labels and movie studios, as well as providers of digital entertainment services such as MusicNet, Listen.com and RioPort.

Many of our current and future competitors may have advantages over us, including:

•        Longer operating histories;

•        Larger customer bases;

•        Substantially greater financial, technical, sales and marketing resources;

•        Greater name recognition; and

•        The ability to more easily provide a comprehensive software solution.

Our current and potential competitors may establish cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products.  If we fail to adapt to market demands and to compete successfully with existing and new competitors, our ability to generate service and product revenues will suffer.

If we lose key personnel, we may not be able to timely deploy products and services based on C-Star™, which may delay or decrease anticipated revenues and lead to continued operating losses.

Our success depends largely upon the continued services of our executive officers and other key management and development personnel. The loss of the services of one or more of our executive officers, engineering personnel, or other key employees could have a material adverse effect on our ability to timely deploy products and services based on C-Star™, which may delay or decrease anticipated revenues and profitability.  Our employees are employed on an “at will” basis and could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees.

If we are not able to attract and retain additional personnel, we may not be able to timely market, sell and deploy products and services based on C-Star™, which may delay or decrease anticipated revenues and lead to continued operating losses.

Our future success also depends on our ability to attract and retain highly qualified personnel to market, sell and deploy products and services based on C-Star™. We may not be successful in attracting or retaining qualified personnel, which could have a material adverse effect on our ability to timely deploy services and products, which may delay or decrease anticipated revenues and profitability. The competition for qualified personnel is intense.  We may be unable to attract, assimilate, or retain additional highly qualified personnel in the future. We attempt to hire engineers with high levels of experience in marketing, selling, designing and developing software in time-pressured environments. There are a limited number of qualified personnel in our geographic location, resulting in intense competition for their services.

We may not be able to establish partnerships to sell products and services based on C-Star™ in new vertical markets, which may delay or decrease revenues.

We do not currently have adequate marketing and sales personnel to sell products and services based on C-Star™ in vertical markets outside of media and entertainment.  Rather than hire significant additional personnel, we are employing a business development strategy of partnering with market leaders in product sales and system integrators to sell into specific vertical markets, such as enterprise communications and storage, eLearning and digital media distribution for medical applications.  We may not be able to establish partnerships with market leaders in product sales or system integrators in some or any vertical markets, which may delay or decrease expected revenues.

We may not be able to make desired acquisitions or integrate acquired assets into our operations, which could result in limited stock price appreciation or shareholder dilution.

A component of our growth strategy is to selectively acquire complementary companies, products or technologies.  We may not be successful in completing and integrating any future acquisitions.  In addition, we may not be able to complete acquisitions on terms acceptable to us.  We have limited experience with completing and integrating acquisitions as a team.  Our failure to effectively integrate any acquired businesses could adversely affect us. In connection with any acquisitions, we could:

•        Issue stock that would dilute our current shareholders’ percentage ownership;

•        Incur debt and assume liabilities, which may increase our leverage and cash required to service debt; and

•        Incur amortization expenses related to intangible assets or incur large and immediate write-offs.

Future acquisitions could also pose numerous additional risks to our operations, including:

•        Problems integrating the purchased operations, technologies or products;

•        Unanticipated costs;

•        Diversion of management’s attention from our core business;

•        Adverse effects on existing business relationships with strategic partners and customers;

•        Entering markets in which we have no or limited prior experience; and

•        Potential loss of key employees, particularly those of the purchased organization.

If we are unable to increase the size of our systems and management resources related to our operations, we may not achieve anticipated C-Star™ or Scour™ revenues, which could lead to continued operating losses.

We are currently beta testing the C-Star™ 2.0 infrastructure, utilizing computer infrastructure that we expect to be capable of supporting several hundred thousand registered users. To support a combined C-Star™ CDN Services and Scour™ service that could have more than a million subscribers, we intend to hire additional management resources with experience in this area and increase the size and capacity of our computer infrastructure.  If we are unsuccessful in hiring additional management resources with experience in this area, or if we are unable to successfully increase the capacity of our computer systems, we may be unable to support enough subscribers to achieve anticipated revenues or profitability.

If we are unable to protect our intellectual property, competitors could obtain access to proprietary information, which could have a material adverse impact on our service and product sales revenues.

We regard elements of C-Star™ as proprietary and are attempting to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions.  Protecting our intellectual property may be time consuming and expensive.  In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.  Any infringement or misappropriation could have a material adverse effect on our subscription and licensing revenues. New patent applications may not provide us with any competitive advantages, or may be challenged by third parties. Effective trademark, copyright, and trade secret protection may not be available in every country in which our services and products are used. In addition, our competitors may independently develop similar technology that substantially limits the value of our intellectual property.

Others may bring intellectual property infringement claims against us, which could require significant resources to defend and could lead to restrictions on our current operations.

In addition to the technology we have developed internally, we have acquired or licensed technologies from other companies including Intel, Microsoft, Oracle and Cognos. Our internally developed technology, or the technology we acquired or licensed, may infringe on a third party’s intellectual property rights and third parties may bring claims against us alleging infringement of their intellectual property rights.  Any infringement or claim of infringement could have a material adverse effect on our business, resulting in suspension of revenue generating activities or the payment of cash.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation.  However, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These potential claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights. Any litigation involving intellectual property, regardless of its success, likely would be time-consuming and expensive to defend and would divert management time and attention.  Any potential intellectual property litigation could also force us to do one or more of the following:

•                       Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

•                       Obtain a license to sell or use the relevant technology from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all; and

•        Redesign those products or services that incorporate the technology at issue.

Software defects could inhibit our ability to attract customers or cause losses of customers, which would adversely affect our revenues.

Our software may contain undetected errors, or “bugs”, when first introduced or as new versions or enhancements are released.  Despite our internal testing, these errors may be discovered only after our software has been installed and used by customers. These undetected errors may relate to components supplied to us.  Our services and products under development are complex as a result of factors including:

•        Advanced functionality;

•        The diverse operating environments in which the products may be deployed; and

•        The multiple versions of our products that will need to be supported for diverse operating platforms and standards.

The complexity of our services and products under development increases the likelihood that they may contain errors when introduced. Problems encountered by customers or software recalls could materially adversely affect our ability to attract and retain potential customers of C-Star CDN Services™ and related products.

The market price for our common stock, like other technology stocks, may be volatile, and a decrease could adversely affect us.

The market price of CenterSpan’s common stock could decline due to the impact of any of the following factors:

•        Variations in our actual and anticipated operating results;

•        Changes in our earnings estimates by analysts; and

•        Our failure to meet investors’ and analysts’ performance expectations.

In addition, the stock markets have recently experienced price and volume volatility that has affected stock prices for many companies in the technology sector.  General stock market trends may continue to be negative for this sector and this may adversely affect the market price of our common stock even though our business prospects may be good.

If the market price of our common stock decreases, it may become more difficult for us to raise needed additional capital through the sale of equity securities and may result in increased dilution to our existing shareholders.

We may experience an adverse impact from future sales of our stock.

Sales of substantial amounts of our common stock in the public market by existing stockholders or holders of options or warrants could cause the price of our common stock to decline.

As of March 28, 2002, 3,819,041 shares of our common stock were subject to outstanding stock options under our stock option plans at a weighted average exercise price of approximately $11.10 per share.  As of March 28, 2002, 2,037,643 shares were issuable upon exercise of outstanding warrants at a weighted average exercise price of $13.99 per share.

We have filed registration statements on Forms S-8 under the Securities Act to register for resale a total of 5,917,100 shares of common stock under our stock option plans, 3,819,041 of which are issuable upon exercise of outstanding stock options and 757,386 of which are reserved for future grant.  In addition, we have effective registration statements on Form S-3 under the Securities Act of 1933 to register for resale a total of 2,148,722 shares of our common stock, including shares issuable upon exercise of warrants.  An additional 4,105,452 shares of our common stock, including shares issuable upon exercise of warrants, are held by shareholders with demand registration rights.  Approximately 5,500,000 shares not covered by an effective registration statement are freely tradable under the federal securities laws subject to volume limitations under Rule 144 or are freely tradable under the federal securities laws to the extent they are not held by our affiliates or are not subject to certain contractual volume restrictions.

In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated) who has beneficially owned restricted securities for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

•        1% of the then outstanding shares of the issuer’s common stock, and

•        the average weekly trading volume during the four calendar weeks preceding such sale provided that certain public information about the issuer as required by Rule 144 is then available and the seller complies with certain other requirements.

A person who:

•        is not an affiliate,

•        has not been an affiliate within three months prior to sale, and

•        has beneficially owned the restricted securities for at least two years is entitled to sell such shares under Rule 144(k) without regard to any of the limitations described above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2001, substantially all of our liquid investments were at fixed interest rates and had original maturities of 90 days or less.  As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

Item 8.  Financial Statements and Supplementary Financial Data

Independent Auditors’ Report

The Board of Directors
CenterSpan Communications Corporation

We have audited the accompanying consolidated balance sheets of CenterSpan Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterSpan Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 15, 2002, except for Note 16, as to which
the date is March 29, 2002

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$5,276	$7,701
Restricted cash	562	2,420
Prepaid expenses and other	156	42
Total current assets	5,994	10,163

Plant and equipment, net	2,677	2,409
Other assets, net	2,637	8,283
Total assets	$11,308	$20,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$225	$—
Accounts payable	551	608
Accrued liabilities	603	2,557
Total current liabilities	1,379	3,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 8,786,925 and 7,303,351 shares issued and outstanding	52,572	42,318
Common stock warrants	7,677	4,830
Accumulated deficit	(50,320)	(29,458)
Total shareholders’ equity	9,929	17,690
Total liabilities and shareholders’ equity	$11,308	$20,855

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenue	$51	$1	$787
Cost of goods sold	—	—	569
Gross profit	51	1	218

Operating expenses:
Research and engineering	8,403	4,865	3,282
Selling, general and administrative	13,521	5,499	2,474
	21,924	10,364	5,756
Loss from operations	(21,873)	(10,363)	(5,538)

Interest income	399	895	417
Interest expense	(62)	—	—
Expense from beneficial conversion feature	—	—	(987)
	337	895	(570)
Loss from continuing operations before taxes	(21,536)	(9,468)	(6,108)
Provision for income taxes	—	—	4,532
Loss from continuing operations	(21,536)	(9,468)	(10,640)
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $0, $0, and $0	—	—	(5,207)
Gain from disposal of discontinued operations, net	674	—	6
Net loss	$(20,862)	$(9,468)	$(15,841)

Basic and diluted loss per share from continuing operations	$(2.59)	$(1.52)	$(2.11)

Basic and diluted gain (loss) per share from discontinued operations	$0.08	$—	$(1.03)

Basic and diluted net loss per share	$(2.51)	$(1.52)	$(3.14)

Shares used for per share calculations	8,309	6,231	5,038

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from Operating Activities:
Net loss	$(20,862)	$(9,468)	$(15,841)

Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
(Gain) loss from discontinued operations	(674)	—	5,201
Amortization	2,599	—	—
Impairment of intangibles	3,058	—	—
Depreciation	1,253	445	607
Net loss on retirement of assets	—	13	—
Deferred income taxes	—	—	4,677
Beneficial conversion feature on debt	—	—	987
Stock options issued for services provided	519	—	—
Non-cash expenses	750	1,300	2,500
Changes in operating assets and liabilities
Restricted cash	1,858	(138)	(2,282)
Accounts receivable	—	4	(4)
Prepaid expenses and other assets	(124)	150	363
Income taxes receivable	—	—	2,078
Accounts payable and accrued liabilities	(1,319)	(232)	(5,152)
Net cash used in operating activities	(12,942)	(7,926)	(6,866)

Cash flows from investing activities:
Payments for purchase of plant and equipment	(865)	(2,467)	(172)
Purchase of intangibles	—	(4,771)	—
Proceeds from sale of hardware business	—	—	15,000
Net cash provided by (used in) investing activities	(865)	(7,238)	14,828

Cash flows from financing activities:
Payments on capital lease obligation	(450)	—	—
Proceeds from (payments on) operating line of credit, net	—	—	(5,821)
Proceeds from issuance of convertible debt	—	—	6,000
Proceeds from issuance of common stock and warrants	11,832	6,398	10,330
Net cash provided by financing activities	11,382	6,398	10,509

Cash used in discontinued operations	—	—	(2,464)

Increase (decrease) in cash and cash equivalents	(2,425)	(8,766)	16,007

Cash and cash equivalents:
Beginning of period	7,701	16,467	460
End of period	$5,276	$7,701	$16,467

Cash paid during the year for:
Interest	$60	$—	$—

Supplemental cash flow information:
Stock issued in connection with purchase of assets	$—	$3,500	$—
Assets purchased with capital lease	675	—	—
Purchase of technology with equity instruments	750	1,300
Purchase of goods and services with equity instruments	519	—	2,500

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(In thousands)

	Common Stock		Common Stock	Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Warrants	Deficit	Income (Loss)	Equity
Balance at December 31, 1998	4,597	$14,846	$—	$(3,262)	$(31)	$11,553
Proceeds from issuance of common stock	848	9,270	1,030	—	—	10,300
Tax benefits from stock options exercised	—	30	—	—	—	30
Beneficial conversion feature on debt	—	987	—	—	—	987
Conversion of convertible debt	492	6,000	—	—	—	6,000
Exercise of warrants	13	203	—	(203)	—	—
Warrants issued in exchange for goods and services	—	—	2,500	—	—	2,500
Non-cash compensation expense	—	400	—	—	—	400
Cumulative translation adjustment	—	—	—	—	31	31
Net loss	—	—	—	(15,841)	—	(15,841)
Balance at December 31, 1999	5,950	31,736	3,530	(19,306)	—	15,960
Exercise of stock options	240	1,398	—	—	—	1,398
Exercise of warrants	66	684	—	(684)	—	—
Warrant issued in exchange for technology	—	—	1,300	—	—	1,300
Common stock issued in exchange for specific assets	333	3,500	—	—	—	3,500
Common stock issued in private placement	714	5,000	—	—	—	5,000
Net loss	—	—	—	(9,468)	—	(9,468)
Balance at December 31, 2000	7,303	42,318	4,830	(29,458)	—	17,690
Exercise of stock options	80	592	—	—	—	592
Exercise of warrants	53	279	(279)	—	—	—
Common stock and warrants issued in private placements	1,284	8,114	3,126	—	—	11,240
Stock option issued in exchange for services	—	519	—	—	—	519
Common stock issued in exchange for technology	67	750	—	—	—	750
Net loss	—	—	—	(20,862)	—	(20,862)
Balance at December 31, 2001	8,787	$52,572	$7,677	$(50,320)	$—	$9,929

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  The Company

CenterSpan Communications Corporation (“CenterSpan” or the “Company”) was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon Corporation.  The Company changed its name to CenterSpan Communications Corporation in October 1999.

Until 1999, the Company was a developer and marketer of realistic, high quality game controllers for the home personal computer (“PC”) and video console markets, which comprised the Company’s hardware business.  CenterSpan sold this portion of its business in July 1999.  See Note 5.

CenterSpan currently develops and markets secure Internet content delivery solutions for media and communications service providers and the enterprise.  C-Star™ CDN Services 2.0, the Company’s current offering announced in February 2002, is a suite of modular content delivery solutions for delivering digital audio, video and data files.  Components of C-Star™ enable content preparation, publishing, security, delivery and analytics for media and entertainment, communications service providers and large corporate customers.

The Company’s C-Star™ CDN Services suite is targeted at the Content Distribution Network (“CDN”) market serving communications service providers such as telecom companies, Multiple Service Operators (“MSO’s”) and Internet Service Providers (“ISP’s”), and media service providers like movie studios, music labels, publishers, distributors and portals.  The Company is also developing product solutions based on C-Star™ technology to sell to potential customers such as large corporate customers that desire to own and operate their own content delivery network.

The market for CenterSpan’s products is characterized by rapidly changing technology, evolving industry standards, and changing customer needs.  CenterSpan believes that its future success will depend, in part, upon its ability to enhance its current products and develop new products on a timely and cost-effective basis, and to respond to changing customer needs and technological developments.  An inability of CenterSpan to generate demand for its products, whether as a result of competition, technological change or other factors, could have a material adverse affect on the Company’s financial condition, results of operations and liquidity.

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

Restricted Cash.  Restricted cash includes $562,000 related to deposits for certain contracts, a majority of which is scheduled to be paid in May 2002.

Fair Value of Financial Instruments.  CenterSpan’s financial instruments consist of accounts payable.  For the periods presented, the fair value of CenterSpan’s accounts payable is equal to its carrying value.

Plant and Equipment.  Plant and equipment are stated at cost and are depreciated using the straight–line method over the estimated useful lives (three to seven years).  Capital leases are amortized over the life of the leases.  Replacements and improvements that extend the useful lives are capitalized.  Maintenance and repairs and routine replacements are expensed as incurred.  Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains and losses are reflected in operations.

Other Assets.  Other assets primarily consist of intangible assets purchased during 2000 in conjunction with the purchase of certain assets of Scour, Inc. See Note 4.  At December 31, 2001, the intangible assets include a customer list and a trade name, which are amortized on the straight–line basis over the expected period to be benefited of three years.  See Note 3.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of change.  The Company has recorded a valuation allowance for its entire deferred tax asset balance since it is uncertain whether it will be able to recognize the related tax benefits as a result of continuing losses.

Revenue Recognition.  In December 1999, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance in applying generally accepted accounting principles for revenue recognition in financial statements.  SAB 101 was effective beginning in the fourth quarter of 2000 and did not have a material impact on our financial statements.

Revenue is recorded when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  Revenue related to advertising has been recognized when services have been provided.

Research and Engineering Expense.  CenterSpan follows SFAS No. 2, “Accounting For Research and Development Costs,” and charge all research and development costs to expense as incurred.  The cost of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized.  Intangibles purchased for research that do not have an alternative future use in other research projects or otherwise are expensed as incurred.

Software Development Costs.  CenterSpan follows SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred for the development of computer software and enhancements to existing software products that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.  Accordingly, development costs related to software products are expensed until technological feasibility of the product has been established.  Based on CenterSpan’s product development process, technological feasibility is established upon completion of a working model.  Costs incurred by CenterSpan between completion of the working model and the point at which the product is ready for general release have not been significant, and, accordingly, no costs have been capitalized.

Advertising. Advertising costs, which include direct advertising, cooperative advertising and marketing development funds, are expensed as incurred and totaled $23,000, $462,000 and $159,000 for continuing operations in 2001, 2000 and 1999, respectively.

Stock Based Compensation. CenterSpan accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the exercise price of the instrument granted and the fair value of the underlying stock.     Non-employee stock-based compensation is determined in accordance with SFAS No. 123, utilizing the Black Scholes valuation methodology.  Stock-based compensation is amortized over the vesting period of the related securities.  The Company accounts for stock and stock options issued to non-employees in accordance with the provisions of Emerging Issues Task Force Consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Shares used for basic and diluted earnings per share (“EPS”) are the same for all periods presented since CenterSpan was in a loss position.  Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Stock options	3,673	2,143	1,181
Stock warrants	1,185	599	479
Total	4,858	2,742	1,660

Comprehensive Income (Loss).  CenterSpan has adopted the accounting treatment prescribed by Financial Accounting Standards Board SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.  Comprehensive loss was the same as the net loss for 2001 and 2000 and was $15.8 million for the year ended December 31, 1999.

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

Reclassifications.  Certain reclassifications, none of which affected operating or net loss, have been made to the 1999 amounts to conform to the current presentation.

Note 3.  New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 137”).  SFAS No. 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS Nos. 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS Nos. 137 and 138 are effective for fiscal years beginning after June 15, 2000.  CenterSpan does not currently have any derivative instruments and, accordingly, the adoption of SFAS Nos. 133, 137 and 138 in the first quarter of 2001 did not have an impact on its financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and Statement No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 121 is being superseded by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.

The Company adopted the provisions of SFAS No. 141 July 1, 2001 and will adopt the provisions of SFAS No. 142 on January 1, 2002.  SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of separately identifiable intangible assets.  Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

At December 31, 2001, the Company did not have any goodwill, but had unamortized identifiable intangible assets in the amount of $2.6 million.  The Company anticipates that it will continue to amortize all of its identifiable intangible assets.  Amortization expense related to identifiable intangibles was $2.6 million in 2001 and $0 in both 2000 and 1999.  In  2001, the Company recorded impairment charges totaling $3.1 million related to its intangible assets.  The Company does not anticipate recording an additional impairment charge in the first quarter of 2002 upon adoption of SFAS No. 142.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which became effective January 1, 2002.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues.  SFAS No. 144 will be adopted January 1, 2002.  Although we have not completed the evaluation of the affects of the adoption of SFAS Nos. 143 and 144, we do not believe that the adoption of SFAS Nos. 143 and 144 will have a material affect on our financial condition or results of operations.

NOTE 4.  Purchase of Certain Assets of Scour, Inc.

In December 2000, the Company purchased certain assets of Scour, Inc. for $5.8 million in cash and 333,333 shares of its common stock, which had a value of $10.50 per share, for total consideration of $9.3 million.  The assets consisted of the following (in thousands):

Customer list	$5,253
Trade name	2,438
Purchased technology	580
Property, plant and equipment	1,016
$9,287

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as discussed in Note 7.

NOTE 5.  Discontinued Operations: Disposal of Hardware Business Assets

In October 1999, Guillemot Corporation S.A. (“Guillemot”) purchased certain CenterSpan assets for a total price of $15.0 million, of which $2.25 million was retained in escrow and was to be released to CenterSpan pursuant to a schedule provided in the parties’ escrow agreement.  In June 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot.  CenterSpan alleged that Guillemot breached the terms of the escrow agreement by prohibiting the scheduled release of escrow funds to CenterSpan. In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million from escrow, consisting of amounts collected on their behalf of approximately $318,000 and downward purchase price adjustments of approximately $682,000.  No amounts remained in escrow at December 31, 2001.  The purchase price adjustments made pursuant to the asset purchase agreement mainly related to uncollected accounts receivable.  In connection with the release of the restricted cash and final settlement with Guillemot, CenterSpan recognized a gain on disposal of discontinued operations in 2001 of $674,000.

The sale of the hardware business has been accounted for as discontinued operations and, accordingly, its operations are segregated in the statements of operations.  Revenues from discontinued operations were $13.5 million for the year ended December 31, 1999.  Certain expenses have been allocated to continuing operations, based on the number of employees remaining with the software business, their related employee costs and overhead for facilities and other related costs and corporate overhead expenses that were expected to represent continuing expenses.

Loss from discontinued operations was $5.2 million in 1999.  The loss from discontinued operations represents the net activity of the discontinued hardware business, including revenues and associated expenses and the resulting tax benefit.

NOTE 6.  Plant and Equipment

Plant and equipment consists of the following at December 31 (in thousands):

	2001	2000
Computers and other equipment	$4,232	$2,765
Tooling	3	3
Furniture and fixtures	538	495
Leasehold improvements	165	160
	4,938	3,423
Less: Accumulated depreciation and amortization	(2,261)	(1,014)
	$2,677	$2,409

NOTE 7.  Other Assets

Other assets consists of the following at December 31 (in thousands):

	2001	2000
Customer List	$2,775	$5,253
Trade name	2,438	2,438
Purchased technology	—	580
Other	23	12
	5,236	8,283
Less: Accumulated amortization	(2,599)	—
	$2,637	$8,283

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based on a comparison of the carrying amount of the assets to the estimated fair value of the assets, which is determined based on the discounted cash flow method or current market prices for similar assets when available.  Based on these analyses, the Company recorded impairment charges totaling $3.1 million in 2001 related to the purchased technology and the customer list.

NOTE 8.  Accrued Liabilities

Accrued liabilities consist of the following at December 31 (in thousands):

	2001	2000
Accrued bonuses	$397	$500
Other accrued expenses related to discontinued operations	—	1,944
Accrued vacation	163	92
Other liabilities	43	21
	$603	$2,557

NOTE 9.  Commitments, Contingencies and Factors That Could Affect Future Results

Commitments

CenterSpan leases facilities and equipment under non–cancelable operating leases.  Certain of the facility leases contain escalation clauses.  The following is a schedule by year, through expiration of the facilities leases, of future minimum lease payments required under these leases as of December 31, 2001 (in thousands):

For the year ending December 31,
2002	$888
2003	821
2004	647
2005	122
$2,478

Commitments under capital leases are $225,000 in 2002.  Under the agreements for the lease of its office facilities, CenterSpan is obligated to the lessors for its share of certain expenses related to the use, operation, maintenance and insurance of the property.  These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above.

Rental expense totaled $441,000, $222,000 and $222,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Factors That Could Affect Future Results

The revenue and profit potential related to CenterSpan’s C-Star™ technology and C-Star™ CDN Services and other applications for its C-Star™ technology are unproven.  These and other technologies to be developed may not achieve widespread customer acceptance, which would adversely affect CenterSpan’s future results of operations and liquidity.

The markets for CenterSpan’s products and services are characterized by frequent new product introductions and product obsolescence.  These factors typically result in short product life cycles.  If CenterSpan does not successfully introduce new products within a given product cycle, its sales will be adversely affected for that cycle and possibly for subsequent cycles.  Failure to timely introduce these products could also impair CenterSpan’s brand name and ability to maintain relationships with strategic partners.  In addition, each new product cycle presents new opportunities for competitors to gain a product advantage or increase their market share.

Note 10.  Legal Proceedings

In May 2001, Ingram Micro, Inc. filed a lawsuit against the Company in the U.S. District Court for Oregon.  The dispute concerned Ingram’s ability to return CenterSpan merchandise for which it acted as a distributor in 1999.  The amount of the claim was approximately $450,000 plus pre-judgment interest.  The Company settled this matter in November 2001 for $225,000.  The Company paid  $100,000 on December 1, 2001 and $62,500 on February 1, 2002 and will pay an additional $62,500 on April 1, 2002.

NOTE 11.  Changes in Equity

In August 2001, CenterSpan purchased certain assets from Supertracks.com, Inc. for total consideration of 66,905 shares of the Company’s common stock with a total value of $750,000 on the date of purchase.  The $750,000 was recorded as research and engineering expense as the technology is being used in a product currently under development and for which no alternative use exists.

In June 2001, CenterSpan sold 569,177 units, each consisting of one share of its common stock and a warrant to purchase one share of its common stock for an exercise price of $18.68 per share, to nine accredited investors for $11.21 per unit (the 30-day trailing volume weighted average price of the Company’s common stock) for proceeds to the Company of $6.4 million.  In conjunction with this issuance, warrants covering an additional 21,008 shares of the Company’s common stock were issued to the investors and certain finders with an exercise price of $18.68 per share.  The warrants are immediately exercisable and expire in June 2004.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.4%; volatility, 90%; and contractual life, 3 years.  The relative fair value of the 569,177 warrants was $2.0 million.

In December 2000 and February 2001, CenterSpan sold an aggregate of 1,428,572 shares of its common stock to an accredited investor for $7.00 per share for total proceeds of $10.0 million.  In conjunction with these issuances, the Company issued warrants exercisable for an aggregate of 170,000 shares of its common stock to five designees of the investor’s financial consultant.  The warrants are immediately exercisable at a price of $9.063 per share and expire in December 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 90%; and contractual life, 5 years.  The relative fair value of the 170,000 warrants issued was $1.0 million.

In December 2000, CenterSpan issued 333,333 shares of its common stock in connection with the purchase of the assets of Scour, Inc.  The shares were valued at $10.50 per share.

In April 2000, CenterSpan issued a warrant to purchase 125,000 shares of its common stock at $13.41 per share, which represented a 15% discount to an average of the preceding 10 day closing stock price, to Intel Corp. in exchange for certain technology. The warrant vested immediately and is exercisable until April 21, 2005.  The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 83%; and contractual life, 5 years.  The fair value of the warrant was $1.3 million.

On August 31, 1999, CenterSpan sold 273,853 shares of its common stock for $18.258 per share to a single investor, receiving $5.0 million in proceeds.  In connection with the sale, the Company issued a warrant for 30,000 shares of its common stock to the investor’s financial consultant as a finder’s fee. The exercise price for this warrant is $18.258 per share and it is exercisable at any time before August 30, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 78%; and contractual life, 5 years.  The fair value of the warrant was $450,000.

In August 1999, CenterSpan issued a warrant to acquire 200,000 shares of its common stock for $18.09 per share, which represented a 15% discount to an average of the preceding 20-day closing stock price, to Intel Corp. in exchange for certain technology.  The warrant is exercisable until August 9, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.0%; volatility, 78%; and contractual life, 5 years.  The fair value of the warrant was $2.2 million.

On June 9, 1999, CenterSpan issued and sold to two investors $6.0 million aggregate principal amount of its zero coupon Convertible Debentures due June 9, 2002 (the “Debentures”). The Debentures were converted into 492,011 shares of CenterSpan’s common stock in December 1999.

On January 28, 1999, CenterSpan issued to three investors an aggregate of 250,000 shares of its common stock and warrants to acquire 70,754 shares of its common stock for an aggregate of $4.0 million.  The exercise price applicable to 50% of the shares issuable upon exercise of the warrants is $20.00 per share; the exercise price for the remaining warrant shares is $22.40 per share.  The common stock warrants are exercisable until January 28, 2004. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 4.6%; volatility, 76%; and contractual life, 5 years.  The relative fair value of the warrant was $580,000.

NOTE 12.  Stock Option Plans and Warrants

Options

CenterSpan has adopted a stock option plan for employees and directors (as amended, the “1998 Plan”) and has reserved 4.1 million shares of common stock for issuance thereunder. The 1998 Plan provides for incentive stock options and nonqualified options to be granted.  CenterSpan previously made grants under the 1994 Stock Option Plan, the 1994 Directors’ Stock Option Plan, and a nonqualified plan adopted in 1990, under which a total of 1.2 million shares had been reserved.  In May 1998, any ungranted options and any future forfeitures under the 1994 and 1990 option plans were transferred to the 1998 Stock Option Plan.  At December 31, 2001, CenterSpan had 2,720,797 shares of its common stock reserved for issuance under the 1998 Plan and all previous plans combined.

CenterSpan has also issued options covering 510,000 shares of common stock outside of the 1998 Plan, for which it had 510,000 shares of common stock reserved for issuance at December 31, 2001.

During 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Nonqualified Plan”) and approved the reservation of 900,000 shares of the Company’s common stock for issuance thereunder.  At December 31, 2001, 861,138 shares of the Company’s common stock remained reserved for issuance.

During 2001, the Board of Directors adopted a non-employee stock option plan and reserved 500,000 shares of the Company’s common stock for issuance thereunder.  At December 31, 2001, 490,000 shares of the Company’s common stock remained reserved for issuance.

Except for the 2000 Nonqualified Plan, the stock option plans generally require the price of options to be at the estimated fair market value of the stock at the date of grant.  Options have a maximum duration of ten years (five years under certain circumstances) and may be exercised in varying amounts over the vesting periods.

The following table summarizes all stock option transactions in the last three fiscal years (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1998	830	1,046	$4.11
Additional shares reserved	50	—	—
Options granted	(752)	752	14.31
Options cancelled	293	(293)	7.87
Options exercised	—	(324)	4.35
Balances, December 31, 1999	421	1,181	10.01
Additional shares reserved	1,425	—	—
Options granted	(1,412)	1,412	13.38
Options cancelled	210	(210)	16.50
Options exercised	—	(240)	5.91
Balances, December 31, 2000	644	2,143	11.99
Additional shares reserved	1,873	—	—
Options granted	(2,125)	2,125	11.16
Options cancelled	515	(515)	13.93
Options exercised	—	(80)	7.41
Balances, December 31, 2001	907	3,673	$11.31

The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.45 – $5.34	742	8.3	$4.40	277	$3.14
6.00 – 9.88	796	9.1	8.21	187	7.72
10.50 – 13.69	1,262	9.1	12.54	95	13.29
14.25 – 18.00	651	8.5	16.12	175	15.49
23.88 – 27.25	222	8.1	24.35	56	24.35
$2.43 – $27.25	3,673	8.8	$11.31	790	$9.68

At December 31, 2000 and 1999, 475,284 and 556,388 options, respectively, were exercisable at weighted average exercise prices of $7.74 per share and $5.04 per share, respectively.

Warrants

All warrants are immediately exercisable for shares of the Company’s common stock.  The following table summarizes warrant transactions (in thousands, except per share amounts):

Date Issued	Shares Subject to Warrant	Warrant Shares Cancelled	Shares Acquired Upon Exercise	Warrant Shares Outstanding at December 31, 2001	Expiration Date	Weighted Average Exercise Price Per Share
12/04/98	89	36	53	—	—	$—
08/09/99	200	—	—	200	08/09/04	18.09
08/30/99	30	—	—	30	08/30/04	18.26
01/28/99	35	—	—	35	01/28/04	20.00
01/28/99	35	—	—	35	01/28/04	22.40
04/21/00	125	—	—	125	04/21/05	13.41
12/18/00	85	—	—	85	12/18/05	9.06
02/23/01	85	—	—	85	12/18/05	9.06
06/20/01	501	—	—	501	06/20/04	18.68
06/22/01	89	—	—	89	06/20/04	18.68
				1,185		$16.79

SFAS 123

CenterSpan applies APB opinion No. 25 and related interpretations in accounting for its stock based compensation plans.  However, in accordance with SFAS 123, pro forma disclosures as if CenterSpan adopted the fair value method requirements under SFAS 123 for all awards subsequent to January 1, 1995, are presented below.

The weighted average per share fair value of options and warrants granted during 2001, 2000 and 1999 was $8.76, $6.65 and $6.37, respectively.  The fair value of each option and warrant granted during the years ended 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2001	2000	1999
Risk-free interest rate	2.8%-4.8%	5.2%-6.8%	4.6%-5.9%
Expected dividend yield	0%	0%	0%
Expected lives (years)	5	5	5
Volatility	93%	89%	76%-78%

Had compensation cost for CenterSpan’s stock option plans and warrants been determined consistent with SFAS 123, CenterSpan’s net loss would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Loss from continuing operations:
As reported	$(21,536)	$(9,468)	$(10,640)
Pro forma	(30,300)	(14,143)	(11,277)
Basic and diluted loss per share from continuing operations:
As reported	(2.59)	(1.52)	(2.11)
Pro forma	(3.65)	(2.27)	(2.24)
Gain (loss) from discontinued operations:
As reported	674	—	(5,201)
Pro forma	674	—	(5,340)
Basic and diluted loss per share from discontinued operations:
As reported	0.08	—	(1.03)
Pro forma	0.08	—	(1.06)
Net loss:
As reported	(20,862)	(9,468)	(15,841)
Pro forma	(29,626)	(14,143)	(16,617)
Basic and diluted net loss per share:
As reported	(2.51)	(1.52)	(3.14)
Pro forma	(3.57)	(2.27)	(3.30)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts.

NOTE 13.  Income Taxes

The provision for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$(145)
State	—	—	—
	—	—	(145)
Deferred:
Federal	—	—	4,166
State	—	—	511
	—	—	4,677
	$—	$—	$4,532

The provision for income taxes differs from the amount of income taxes determined by applying the statutory federal income tax rate to income from continuing operations due to the following:

	Year Ended December 31,
	2001	2000	1999
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income taxes	(4.5)	(4.4)	(4.4)
Change in valuation allowance	41.7	38.4	108.0
Other, net	(3.2)	—	—
Effective tax rate	—%	—%	69.6%

Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Expenses and allowances not currently deductible	$122	$616
Net operating loss carryforwards	20,034	10,993
Credit carryforwards	739	581
Net deferred income taxes	20,895	12,190
Valuation allowance	(20,895)	(12,190)
	$—	$—

The net change in total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of $8.7 million, $3.8 million and $8.4 million, respectively.

The Company has established a valuation allowance for its deferred tax assets.  Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.  The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $3.8 million as of December 31, 2001.  This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

CenterSpan has federal, state and foreign net operating loss carryforwards of $42.7 million, $50.7 million and $6.6 million, respectively, and research and experimentation credits of $576,000 that expire through 2021.  CenterSpan also has Alternative Minimum Tax (AMT) credits in the amount of $163,000, which may be carried forward indefinitely.

NOTE 14.  401(k) Plan

CenterSpan has a 401(k) Plan covering substantially all employees meeting minimum service requirements. The 401(k) Plan allows CenterSpan to make discretionary matching contributions.  CenterSpan provided discretionary contributions of $41,000, $36,000, and $30,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 15.  Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2001 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	In thousands, except per share data
2000
Revenue	$—	$1	$—	$—
Gross profit	—	1	—	—
Net loss	(1,380)	(3,430)	(2,410)	(2,248)
Basic and diluted net loss per share	(0.23)	(0.55)	(0.39)	(0.35)

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$12	$—	$39	$—
Gross profit	12	—	39	—
Loss from continuing operations	(4,494)	(4,931)	(5,648)	(6,463)
Gain on disposal of discontinued operations	604	—	—	70
Net loss	(3,890)	(4,931)	(5,648)	(6,393)
Basic and diluted loss per share from continuing operations	(0.59)	(0.61)	(0.65)	(0.74)
Basic and diluted gain per share from disposal of discontinued operations	0.08	—	—	0.01
Basic and diluted net loss per share	(0.51)	(0.61)	(0.65)	(0.73)

In the fourth quarter of 2001, the Company recorded an impairment charge of $2.5 million related to the customer list, as discussed in Note 7.

NOTE 16.  Subsequent Events

In February 2002, CenterSpan sold 662,667 units of the Company (the “units”) to a total of twelve accredited investors for $6.00 per unit for total proceeds to the Company of $4.0 million.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share.  The warrants are immediately exercisable and expire February 11, 2005.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $1.5 million.

In February 2002, CenterSpan entered into an agreement with Sony Music wherein Sony will provide CenterSpan with certain musical content for it to distribute digitally via its C-Star™ content delivery network to various C-Star™ service provider customers and their subscribers in the U.S. and Canada.  In exchange, CenterSpan issued to Sony 283,556 shares of its common stock and a warrant to purchase 189,037 shares of its common stock.  In addition, CenterSpan agreed to pay an initial content integration fee of $500,000 in connection with execution of the agreement and an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

The 283,556 shares of common stock issued to Sony had a value of $1.7 million, representing an approximately 25% discount from the trailing 10-day volume-weighted average price of the Company’s common stock.  The warrant to purchase 189,037 shares of CenterSpan’s common stock has an exercise price of $8.11 per share and was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $1.0 million.

In March 2002, CenterSpan entered into an agreement with an investor who unconditionally agreed to purchase up to 833,333 shares of CenterSpan’s common stock at a price of $6.00 per share, if requested to do so by the company, in one or more private transactions representing total maximum proceeds to the Company of $5.0 million.  As compensation for entering into this commitment, the Company issued to the investor a three-year warrant to purchase 100,000 shares of CenterSpan’s common stock at $10.67 per share.  To the extent the investor purchases more than 100,000 shares of CenterSpan’s common stock under this commitment, he will also receive a three-year warrant to purchase an equal number of shares of common stock at $10.67 per share.

CenterSpan has also arranged a stand by line of credit in the amount of $1.0 million on which the Company can draw after July 2002.

In March 2002, CenterSpan sold 333,333 units of the Company (the “units”) to a total of six accredited investors for $6.00 per unit for total proceeds to the Company of $2.0 million.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share.  The warrants are immediately exercisable and expire March 29, 2005.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $800,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in CenterSpan’s Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the caption Executive Compensation in CenterSpan’s Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in CenterSpan’s Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
2.1(1)	Asset Purchase Agreement dated July 26, 1999 among Guillemot Corporation, S.A., as the Purchaser, and Thrustmaster, Inc., as the Seller

2.2(2)	Asset Purchase Agreement dated December 18, 2000 between CenterSpan and Scour, Inc.

2.3(3)	Asset Purchase Agreement between CenterSpan and Supertracks.com, Inc. dated August 3, 2001

3.1	Articles of Incorporation, as amended

3.2(4)	Amended and Restated Bylaws

10.1*	1998 Stock Option Plan, as amended

10.2(5)*	2000 Nonqualified Stock Option Plan

10.3(6)*	Directors’ Nonqualified Stock Option Plan, dated July 19, 1994, as amended

10.4(6)*	1994 Stock Option Plan, dated July 19, 1994, as amended

10.5(4)	Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the Company, as amended

10.6(7)*	Form of Change-in-Control Agreement for all officers of CenterSpan Communications Corporation

10.7(8)	Software Development and License Agreement dated August 9, 1999 between Intel Corporation and the Company, as amended (confidential treatment requested for portions of this exhibit)

10.8(9)	Settlement Agreement and Mutual Release dated March 27, 2001 between CenterSpan Communications Corporation and Guillemot Corporation, S.A.

10.9(10)+	Form of Unit Purchase Agreement dated June 20, 2001

10.10(10)+	Form of Common Stock Purchase Warrant dated June 20, 2001

10.11(9)	License Agreement dated April 12, 2001 and Term License Lease Schedule between Oracle Corporation and CenterSpan Communications Corporation.

10.12(11)	Securities Purchase Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto

10.13(11)	Form of Callable Warrant

10.14(11)	Registration Rights Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto

10.15(6)	Common Stock Purchase Agreement, dated as of August 6, 1999, between the Company and Peter R. Kellogg

10.16(6)	Form of Warrant issued to Lucas Capital Management

10.17	Content Integration Agreement dated as of February 27, 2002 between CenterSpan and Sony Music, a group of Sony Entertainment, Inc. (confidential treatment requested for portions of this exhibit)

10.18(12)	Common Stock Purchase Agreement dated December 18, 2000

10.19(12)	Form of Common Stock Purchase Warrant dated December 18, 2000

21(5)	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page)

*  Management compensatory plan

+ A Schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such other documents are substantially identical to this exhibit. The schedule also sets forth material details by which the omitted documents differ from this exhibit.

(1)                                  Incorporated by reference to the Company’s definitive proxy statement for the September 27, 1999 Special Meeting of Shareholders filed with the Securities and Exchange Commission on September 13, 1999.

(2)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2001.

(3)                                  Incorporated by reference to a registration statement on Form S-3 (File No. 333-68192) as filed with the Securities and Exchange Commission on August 22, 2001.

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(7)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

(12)                            Incorporated by reference to the Company’s definitive proxy statement for the February 22, 2001 Special Meeting of Shareholders filed with the Securities and Exchange Commission on January 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: March 29, 2002	CENTERSPAN COMMUNICATIONS CORPORATION

	By	/s/ Frank G. Hausmann, Jr.
Frank G. Hausmann, Jr.
President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Frank G. Hausmann, Jr. and Mark Conan, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002:

Signature	Title

/s/ Frank G. Hausmann, Jr.	President, Chief Executive Officer and
Frank G. Hausmann, Jr.	Chairman of the Board (Principal Executive Officer)

/s/ Mark B. Conan	Vice President of Finance, Administration and Chief Financial
Mark B. Conan	Officer (Principal Financial and Accounting Officer)

/s/ David Billstrom	Director
David Billstrom

/s/ Merrill A. McPeak	Director
Merrill A. McPeak

/s/ Jerome J. Meyer	Director
Jerome J. Meyer

/s/ G. Gerald Pratt	Director
G. Gerald Pratt

/s/ Frederick M. Stevens	Director
Frederick M. Stevens