Form 10-Q
period 2002-03-31
CENTERSPAN COMMUNICATIONS CORP
filed 2002-05-15
CIK 932290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    ☒            No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	10,092,157
(Class)	(Outstanding at May 10, 2002)

CENTERSPAN COMMUNICATIONS CORPORATION

FORM 10-Q

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,077	$5,276
Restricted cash	565	562
Receivable for common stock	2,000	—
Prepaid expenses and other	180	156
Total current assets	7,822	5,994

Plant and equipment, net of accumulated depreciation of $2,612 and $2,261	2,366	2,677
Other assets, net	5,864	2,637
Total assets	$16,052	$11,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$67	$225
Accounts payable	966	551
Accrued liabilities	471	603
Total current liabilities	1,504	1,379

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 10,070,107 and 8,786,925 shares issued and outstanding	57,559	52,572
Common stock warrants	11,405	7,677
Accumulated deficit	(54,416)	(50,320)
Total shareholders’ equity	14,548	9,929
Total liabilities and shareholders’ equity	$16,052	$11,308

The accompanying notes are an integral part of these consolidated financial statements

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenue	$—	$12

Operating expenses:
Operations and customer service	359	121
Research and engineering	1,141	1,997
Marketing and sales	908	685
General and administrative	928	961
Depreciation and amortization	781	883
Total operating expenses	4,117	4,647
Loss from operations	(4,117)	(4,635)

Interest income	28	141
Interest expense	(7)	—
Loss from continuing operations	(4,096)	(4,494)
Gain from disposal of discontinued operations, net	—	604
Net loss	$(4,096)	$(3,890)

Basic and diluted loss per share from continuing operations	$(0.44)	$(0.59)

Basic and diluted gain per share from disposal of discontinued operations	$—	$0.08

Basic and diluted net loss per share	$(0.44)	$(0.51)

Weighted average common shares – basic and diluted	9,275	7,607

The accompanying notes are an integral part of these consolidated financial statements

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,096)	$(3,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	—	(604)
Amortization	430	641
Impairment of intangibles	—	580
Depreciation	351	242
Stock options issued for services	—	117
Changes in operating assets and liabilities:
Restricted cash	(3)	2,420
Accounts receivable	—	(2)
Prepaid expenses and other assets	62	(423)
Accounts payable and accrued liabilities	(217)	(1,230)
Net cash used in operating activities	(3,473)	(2,149)

Cash flows from investing activities:
Purchases of plant and equipment	(40)	(344)
Purchase of intangibles	(500)	—
Net cash used in investing activities	(540)	(344)

Cash flows from financing activities:
Payments on capital lease obligation	(157)	—
Proceeds from issuance of common stock and warrants	3,971	5,235
Net cash provided by financing activities	3,814	5,235

Increase (decrease) in cash and cash equivalents	(199)	2,742

Cash and cash equivalents:
Beginning of period	5,276	7,701
End of period	$5,077	$10,443

Supplemental non-cash activity:
Accrued purchase of intangibles	$500	$—
Warrants issued in connection with stand-by stock purchase agreement	447	—
Purchase of distribution rights with equity instruments	2,657	—
Receivable for common stock	2,000	—
Warrants issued for prepaid expense in connection with line of credit	86	—

The accompanying notes are an integral part of these consolidated financial statements

CENTERSPAN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of CenterSpan Communications Corporation (“CenterSpan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The Company operates within a single segment and, therefore, no segment disclosures are included herein.  The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 2.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Three Months Ended March 31,
	2002	2001
Stock options	3,818,041	3,048,315
Stock warrants	2,490,976	684,742
Total	6,309,017	3,733,057

Note 3.  Sales of Stock

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

In March 2002, CenterSpan sold 333,333 units of the Company (the “units”) to a total of six accredited investors for $6.00 per unit for total proceeds to the Company of $2.0 million.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share.  The warrants are immediately exercisable and expire March 29, 2005.  The warrants were valued using the

Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $800,000. The receivable for common stock of $2.0 million at March 31, 2002 represents amounts due to us related to the March 2002 sale of 333,333 units.  This amount was collected on April 2, 2002.

Note 4.  Sony Agreement

In February 2002, CenterSpan entered into an agreement with Sony Music, a group of Sony Music Entertainment, Inc., wherein Sony will provide CenterSpan with certain musical content for it to distribute digitally via its C-StarOne™ content delivery network to various C-StarOne™ service provider customers and their subscribers in the U.S. and Canada.  In exchange, CenterSpan issued to Sony 283,556 shares of its common stock and a warrant to purchase 189,037 shares of its common stock at an exercise price of $8.11 per share.  In addition, CenterSpan agreed to pay an initial content integration fee of $500,000 in connection with the execution of the agreement and an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

The 283,556 shares of common stock issued to Sony were valued at $1.7 million, representing a discount of approximately 25% from the trailing 10-day volume-weighted average price of the Company’s common stock.  The warrant to purchase 189,037 shares of CenterSpan’s common stock has an exercise price of $8.11 per share and was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $1.0 million.

Note 5.  Stand-by Stock Purchase Agreement

In March 2002, CenterSpan entered into an agreement with an investor who unconditionally agreed to purchase up to 833,333 shares of CenterSpan’s common stock at a price of $6.00 per share, if requested to do so by the Company at any time from July 2002 through December 2002, in one or more private transactions representing total maximum proceeds to the Company of $5.0 million.  As compensation for entering into this commitment, the Company agreed to issue to the investor a three-year warrant to purchase 100,000 shares of CenterSpan’s common stock at $10.67 per share.  To the extent the investor purchases more than 100,000 shares of CenterSpan’s common stock under this commitment, he will also receive a three-year warrant to purchase an equal number of shares of common stock at $10.67 per share. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $447,000 and was shown as a reduction to common stock.

Note 6.  Line of Credit Commitment

CenterSpan has arranged a stand-by line of credit in the amount of $1.0 million on which it can draw after July 2002. In exchange for this commitment, the Company issued a three-year warrant to purchase 20,000 shares of its common stock at $7.20 per share. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $86,000 and is reflected as a prepaid expense on the Company’s balance sheet.

Note 7.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 121 was superseded by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.

The Company adopted the provisions SFAS No. 142 on January 1, 2002.  SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of separately identifiable intangible assets.  Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption.  No such adjustments were required to be made. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  No impairment loss was recognized upon adoption of SFAS No. 142.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which the Company adopted January 1, 2002.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues.   SFAS No. 144 was also adopted January 1, 2002.  We have not completed an evaluation of the effects of the adoption of SFAS Nos. 143 and 144.

Note 8.  Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a venture stage company.  Our operations consist of our software business, which began in mid-1998.

In the third quarter of 2000, we began development of a peer-to-peer file sharing and search network utilizing digital rights management technology, code-named C-Star™.  In December 2000, we purchased certain assets of Scour, Inc.  We began beta testing of the new Scour™, which incorporates our C-Star™ technology, in March 2001 as a showcase music and video distribution network, which provides digital content free to the end user.  The new Scour™ was the first application of C-Star™, representing a secure and legal digital distribution channel that integrates peer-to-peer technology with digital rights management support.  In July 2001, we began marketing C-Star™ as a digital distribution service.  We signed our first customer for the service, Jewishstreet.com, in September 2001. Revenue from potential C-Star™ customers is expected to begin in the second half of 2002.

In February 2002, we entered into an agreement with Sony Music, under which Sony will make recordings available from its catalog of music performances for us to distribute digitally via C-StarOne™, our content delivery solution, to various C-StarOne™ service provider customers and their subscribers in the United States and Canada.  In exchange, we issued Sony 283,556 shares of our common stock and a warrant to purchase 189,037 shares of our common stock at an exercise price of $8.11 per share.  In addition, we paid an initial content integration fee of $500,000 in connection with execution of the agreement and will pay an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.  The total value of the stock, warrants and cash was $3.7 million.

We intend to use a combination of a direct sales group and marketing partnerships with market leaders and system integrators with respect to service and technology product licensing.  The Sony agreement is the first step in our strategy to aggregate music and video content so that we may offer this content to potential C-StarOne™ service provider customers to increase the value of our software solution.  We intend to enter into similar arrangements with additional music labels and movie studios to obtain content.

We are pursuing two primary content delivery service provider revenue opportunities utilizing our C-StarOne™ technology:

1.          By providing the C-StarOne™ digital distribution solution to third parties as a service in areas such as delivery of entertainment content (music and video files), primarily charging fees on a transaction basis; and

2.          By providing C-StarOne™ and future product solutions and related integration services to enterprises.

Results of Operations

Revenue

We did not recognize any revenue in the first quarter of 2002.  We recognized revenue of $12,000 in the first quarter of 2001 related to advertising placed on the Scour.com website by third parties. Although we have not yet signed significant customer contracts, we anticipate receiving revenue from potential C-StarOne™ service customers in the second half of 2002.

Operations and Customer Service

Operations and customer service expenses consist of salaries and related expenses for providing customer service and support and for maintaining and running our data center, which houses our servers and networking capabilities.  Operations and customer service expenses in the first quarter of 2002 were $359,000 compared to $121,000 in the first quarter of 2001.  The increase is primarily the result of a $123,000 increase in salaries and related expenses due to an increase in headcount from 3 people in the first quarter of 2001 to 7 people in the first quarter of 2002 and a $104,000 increase in equipment and infrastructure costs.

Research and Engineering

Research and engineering expenses consist of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $1.1 million in the first quarter of 2002 compared to $2.0 million in the first quarter of 2001.  Amounts incurred for research and engineering in the first quarter of 2002 primarily relate to costs for the continued development of our C-StarOne™ digital distribution solution and delivery platform, which had not reached technological feasibility as of March 31, 2002.  The decrease in the first quarter of 2002 compared to the same quarter of 2001 is primarily due to an impairment charge of $580,000 in the first quarter of 2001 for technology purchased from Scour, Inc. in December 2000, a $379,000 decrease in contract labor, a $104,000 decrease in recruiting and relocation expenses and an $87,000 decrease in Internet-related expenses, offset in part by a $259,000 increase in salaries and related expenses due to an increase in headcount from 30 people in the first quarter of 2001 to 35 people in the first quarter of 2002.

Marketing and Sales

Marketing and sales expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising and promotional materials.  Marketing and sales expense increased to $908,000 in the first quarter of 2002 compared to $685,000 in the first quarter of 2001, primarily as a result of $239,000 of costs related to increasing our sales force to promote and sell our C-StarOne™ solution.  We anticipate increasing our sales force throughout the first half of 2002, which we expect will increase the level of marketing and sales expense in the remaining quarters of 2002.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses.  General and administrative expenses decreased slightly to $928,000 in the first quarter of 2002 from $961,000 in the first quarter of 2001.  The slight decrease resulted from an $86,000 decrease in salaries and related expenses due to a decrease in headcount from 12 people in the first quarter of 2001 to 10 people in the first quarter of 2002, offset in part by a $31,000 increase in travel and entertainment and a $26,000 increase in director and officer insurance.

Depreciation and Amortization

Depreciation and amortization includes the depreciation on our fixed assets and amortization of our identifiable intangible assets.  Depreciation and amortization decreased to $781,000 in the first quarter of 2002 compared to $883,000 in the first quarter of 2001 primarily as a result of the write-off of $3.1 million of intangible assets in 2001, offset in part by the addition of $3.7 million of intangibles in the first quarter of 2002 related to our Sony agreement.

Interest Income

Interest income decreased to $28,000 in the first quarter of 2002 from $141,000 in the first quarter of 2001 as a result of higher cash balances in the first quarter of 2001 compared to the first quarter of 2002.

Gain from Disposal of Discontinued Operations

The gain from disposal of discontinued operations of $604,000 in the first quarter of 2001 resulted from the release of $2.4 million of restricted cash from escrow and final settlement with Guillemot, to which we sold assets of our discontinued hardware game controller business in October 1999.

Provision for Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of our net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2002, we had $6.3 million of working capital and a current ratio of 5.2 to 1.0.   Included in working capital is $565,000 of restricted cash related to deposits for certain contracts, a majority of which is scheduled to be released to us in May 2002.  We have financed our activities since the disposition of our hardware business in October 1999 primarily with a combination of proceeds from the sale of our hardware business and proceeds from the sale of equity securities.

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

In March 2002, we also arranged a stand by line of credit in the amount of $1.0 million on which we can draw after July 2002.  In exchange for this commitment, we issued a three-year warrant to purchase 20,000 shares of our common stock at $7.20 per share.

In March 2002, we entered into an agreement with Peter Kellogg, who unconditionally agreed to purchase up to 833,333 shares of our common stock at a price of $6.00 per share, if requested to do so by us at any time from July 2002 through December 2002, in one or more private transactions representing total maximum proceeds to us of $5.0 million.  As compensation for entering into this commitment, we agreed to issue to Mr. Kellogg a three-year warrant to purchase 100,000 shares of our common stock at $10.67 per share.  To the extent that Mr. Kellogg purchases more than 100,000 shares of our common stock under this commitment, he will also receive a three-year warrant to purchase an equal number of shares of common stock at $10.67 per share.

Cash decreased $199,000 in the first quarter of 2002 primarily as a result of $3.5 million used in operations and $0.5 million used for the purchase of content distribution rights from Sony, offset by total proceeds of $4.0 million from the issuance of equity securities.

The receivable for common stock of $2.0 million at March 31, 2002 represents amounts due to us related to our March 2002 sale of 333,333 units.  This amount was collected on April 2, 2002.

Accounts payable increased $415,000 to $1.0 million at March 31, 2002 from $551,000 at December 31, 2001, primarily as a result of the accrual of $500,000 due to Sony in September 2002 in connection with our content distribution agreement.

Other assets increased $3.2 million to $5.9 million at March 31, 2002 from $2.6 million at December 31, 2001, primarily as a result of the capitalization of $3.7 million of content distribution rights purchased from Sony.  The capitalized content distribution rights are being amortized over a 36-month period.

We spent $40,000 on capital expenditures in the first quarter of 2002 and we anticipate spending a total of approximately $1.1 million for capital expenditures during 2002, primarily for additional server hardware and software and engineering development tools.

In connection with our agreement with Sony in February 2002, which is described above, we paid an initial content integration fee of $500,000 in February 2002 in connection with the execution of the agreement and will pay an additional content integration fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

Based on current estimates, we anticipate utilizing $3.5 to $4.0 million of cash on a quarterly basis to fund our operations during 2002.  We anticipate that cash expenditures during 2002 will primarily be for continued selling and marketing and research and engineering expenses related to our C-StarOne™ solution.  In addition, we will continue to incur expenses, although at lower levels than during 2001, related to Scour™, as we further develop Scour™ as a showcase for our C-StarOne™ solution and as a part of our content hosting network.  We also are evaluating whether to convert Scour™ to a subscription service during 2002 and we may incur costs in connection with that conversion.  Given current cash requirement estimates and cash and cash equivalents available plus commitments for up to an additional $6.0 million, we anticipate that we have sufficient cash to fund our operations at projected levels through the quarter ending March 31, 2003.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Additionally, there can be no assurance that current cash and cash equivalent balances will be sufficient to satisfy the liquidity requirements.  We may not be able to obtain adequate or favorable financing and any financing we obtain may dilute the ownership interests of our shareholders prior to the financing.  In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

New Accounting Pronouncements

See Note 7. to the financial statements, New Accounting Pronouncements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  We cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict.  Actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including some of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

All statements other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements regarding the adequacy of funds to meet our current or future cash needs; the development and launch of content distribution services such as C-StarOne™ and Scour™; future revenue and revenue sources and models; and upcoming expenditures, including research and engineering, sales and marketing and general and administrative expenses and capital expenditures are forward-looking statements.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:  Our ability to attract customers to our C-StarOne™ service, the speed of acceptance of Internet based rich media distribution including entertainment subscription services and the prevalence of free music and video content on the Internet.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update any forward-looking statements due to new information, future events or otherwise.  If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We do not use, nor do we plan to use, derivative financial instruments in our investment portfolio.  We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In April 2002, we sold 22,000 units for $6.00 per unit to Edwin Brooks, Mark B. Conan, Frank G. Hausmann, Jr., Alfred Lee and G. Gerald Pratt for total proceeds to us of $132,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share. The price per unit reflected a discount of approximately 25% from February’s trailing 10-day volume-weighted average price of our common stock, with a premium of approximately 35% for the attached warrant. The warrants are immediately exercisable and expire March 31, 2005. The proceeds from the sale of these units are being used to fund current operations.  In issuing these securities, we relied on an exemption from the registration requirements pursuant to Rule 506 under Section 4(2) of the Securities Act of 1933.

Mark B. Conan has served at CenterSpan since November 10, 1999 and is Chief Financial Officer, Vice President of Finance and Administration and Secretary.  Frank G. Hausmann, Jr. has been CenterSpan’s Chief Executive Officer since October 9, 1998 and Chairman of the Board since March 14, 2000.  Alfred Lee was appointed CenterSpan’s Vice President of Engineering on July 7, 2001.  G. Gerald Pratt has served as a member of CenterSpan’s Board of Directors since July 31, 1990.  Edwin Brooks is an employee of CenterSpan. Messieurs Brooks, Conan, Hausmann, Lee and Pratt are also shareholders of CenterSpan and hold options to purchase shares of CenterSpan’s common stock.  Each investor represented that he is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933.

We have filed a registration statement under the Securities Act of 1933 to cover the resale of the shares issued with the units and the shares issuable pursuant to the warrants included with the units. Once the registration statement becomes effective, the shares will be freely tradable under the Securities Act of 1933 so long as the registration statement remains in effect.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
3.1 (1)	Articles of Incorporation, as amended
3.2 (2)	Amended and Restated Bylaws
10.1 (+)	Form of Unit Purchase Agreement
10.2 (+)	Form of Warrant

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
(+)

A Schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such other documents are substantially identical to this exhibit. The schedule also sets forth material details by which the omitted documents differ from this exhibit.

(b) Reports on Form 8-K

We filed a report on Form 8-K on February 28, 2002 pursuant to Item 5. Other Events, regarding our distribution agreement with Sony Music Entertainment Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	CENTERSPAN COMMUNICATIONS CORPORATION

	By:	/s/ MARK B. CONAN
Mark B. Conan
Vice President, Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)