Form 10-K/A
period 2001-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2002-05-24
CIK 932290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-1

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

        The number of shares outstanding of the Registrant's common stock as of March 20, 2002 was 9,736,774 shares.

Documents Incorporated by Reference

        The Registrant will incorporate into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

CENTERSPAN COMMUNICATIONS CORPORATION

2001 FORM 10-K/A-1 ANNUAL REPORT

TABLE OF CONTENTS

		Page
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	2
Signatures		3

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

The following exhibit is filed herewith and this list is intended to constitute the exhibit index:

10.17	Content Integration Agreement dated as of February 27, 2002 between CenterSpan and Sony Music, a group of Sony Entertainment, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 23, 2002	CENTERSPAN COMMUNICATIONS CORPORATION
By
/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr. President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2002:

Signature	Title

/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ MARK B. CONAN Mark B. Conan	Vice President of Finance, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DAVID BILLSTROM* David Billstrom	Director
/s/ MERRILL A. MCPEAK* Merrill A. McPeak	Director
/s/ G. GERALD PRATT* G. Gerald Pratt	Director
/s/ FREDERICK M. STEVENS* Frederick M. Stevens	Director
*By:	/s/ FRANK G. HAUSMANN, JR. Frank G. Hausmann, Jr., Attorney-in-Fact

QuickLinks

CENTERSPAN COMMUNICATIONS CORPORATION 2001 FORM 10-K/A-1 ANNUAL REPORT TABLE OF CONTENTS
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES