Form 10-Q
period 2002-06-30
CENTERSPAN COMMUNICATIONS CORP
filed 2002-08-14
CIK 932290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common stock without par value	10,092,157
(Class)	(Outstanding at August 12, 2002)

CENTERSPAN COMMUNICATIONS CORPORATION

FORM 10-Q

PART I

Item 1. Financial Statement

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,389	$5,276
Restricted cash	160	562
Prepaid expenses and other	188	156
Total current assets	3,737	5,994

Plant and equipment, net of accumulated depreciation of $2,968 and $2,261	2,250	2,677
Other assets, net	5,228	2,637
Total assets	$11,215	$11,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$—	$225
Accounts payable	1,607	551
Accrued liabilities	644	603
Total current liabilities	2,251	1,379

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 10,092,157 and 8,786,925 shares issued and outstanding	57,559	52,572
Common stock warrants	11,454	7,677
Accumulated deficit	(60,049)	(50,320)
Total shareholders’ equity	8,964	9,929
Total liabilities and shareholders’ equity	$11,215	$11,308

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	$—	$—	$—	$12

Operating expenses:
Operations and customer service	349	162	708	283
Research and engineering	1,456	1,557	2,597	3,554
Marketing and sales	1,885	1,402	2,793	2,087
General and administrative	971	963	1,899	1,923
Depreciation and amortization	992	959	1,773	1,843
Total operating expenses	5,653	5,043	9,770	9,690
Loss from operations	(5,653)	(5,043)	(9,770)	(9,678)

Interest income	21	138	49	279
Interest expense	(1)	(26)	(8)	(26)
Loss from continuing operations	(5,633)	(4,931)	(9,729)	(9,425)
Gain from disposal of discontinued operations	—	—	—	604
Net loss	$(5,633)	$(4,931)	$(9,729)	$(8,821)

Basic and diluted loss per share from continuing operations	$(0.56)	$(0.61)	$(1.00)	$(1.20)

Basic and diluted gain per share from disposal of discontinued operations	$—	$—	$—	$0.08

Basic and diluted net loss per share	$(0.56)	$(0.61)	$(1.00)	$(1.12)

Weighted average common shares - basic and diluted	10,092	8,113	9,686	7,861

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,729)	$(8,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	—	(604)
Amortization	1,066	1,289
Impairment of intangibles	—	580
Depreciation	707	554
Stock options issued for services provided	—	387
Changes in operating assets and liabilities:
Restricted cash	402	1,929
Prepaid expenses and other assets	54	(313)
Accounts payable and accrued liabilities	597	(1,401)
Net cash used in operating activities	(6,903)	(6,400)

Cash flows from investing activities:
Purchase of plant and equipment	(280)	(638)
Purchase of intangibles	(500)	—
Net cash used for investing activities	(780)	(638)

Cash flows from financing activities:
Payments on capital lease obligation	(225)	(155)
Proceeds from issuance of common stock and warrants	6,021	11,723
Net cash provided by financing activities	5,796	11,568

Increase (decrease) in cash and cash equivalents	(1,887)	4,530

Cash and cash equivalents:
Beginning of period	5,276	7,701
End of period	$3,389	$12,231

Supplemental non-cash activity:
Assets purchased with capital lease	$—	$675
Accrued purchase of intangibles	500	—
Purchase of distribution rights with equity instruments	2,657	—
Warrants issued in connection with stand-by stock purchase agreement	447	—
Warrants issued for prepaid expense in connection with line of credit	86	—

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

Note 2.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Periods Ended June 30,
	2002	2001
Stock options	3,964,387	3,205,797
Stock warrants	2,531,005	1,282,956
Total	6,495,392	4,488,753

Note 3.  Sales of Stock

In February 2002, CenterSpan sold 662,667 units of the Company (the “units”) to a total of twelve accredited investors for $6.00 per unit for total proceeds to the Company of $4.0 million.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share.  The warrants are immediately exercisable and expire February 2005.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $1.5 million.

In March 2002, CenterSpan sold 333,333 units of the Company (the “units”) to a total of six accredited investors for $6.00 per unit for total proceeds to the Company of $2.0 million.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share.  The warrants are immediately exercisable and expire March 2005.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $800,000.

In April 2002, CenterSpan sold a total of 22,000 units for $6.00 per unit to Edwin Brooks, Mark B. Conan, Frank G. Hausmann, Jr., Alfred Lee and G. Gerald Pratt for total proceeds to us of $132,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share. The price per unit reflected a discount of approximately 25% from February’s trailing 10-day volume-weighted average price of our common stock, with a premium of approximately 35% for the attached warrant. The warrants are immediately exercisable and expire March 31, 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $49,000.

Note 4.  Sony Agreement

In February 2002, CenterSpan entered into an agreement with Sony Music, a group of Sony Music Entertainment, Inc., wherein Sony will provide CenterSpan with certain musical content for it to distribute digitally via its C-StarOne™ content delivery network to various C-StarOne™ service provider customers and their subscribers in the U.S. and Canada.  In exchange, CenterSpan issued to Sony 283,556 shares of its common stock and a warrant to purchase 189,037 shares of its common stock at an exercise price of $8.11 per share.  In addition, CenterSpan agreed to pay an initial content fee of $500,000 in connection with the execution of the agreement and an additional content fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

The 283,556 shares of common stock issued to Sony were valued at $1.7 million, representing a discount of approximately 25% from the trailing 10-day volume-weighted average price of the Company’s common stock.  The warrant to purchase 189,037 shares of CenterSpan’s common stock has an exercise price of $8.11 per share and was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $1.0 million.   The value of the stock and warrant are being amortized over the three year period of the contract.

Note 5.  Stand-by Stock Purchase Agreement

In March 2002, CenterSpan entered into a binding letter of intent with an investor and executed a definitive agreement with the investor on June 10, 2002.  Under the terms of the agreement, the investor unconditionally agreed to purchase up to 833,333 shares of CenterSpan’s common stock at a price of $6.00 per share, upon our request at any time from July 2002 through December 2002, representing total maximum proceeds to the Company of $5.0 million. As compensation for entering into this agreement, on June 10, 2002, the Company issued to the investor a three-year warrant to purchase 100,000 shares of CenterSpan’s common stock at $10.67 per share.  To the extent the investor purchases more than 100,000 shares of CenterSpan’s common stock under this agreement, the investor will also receive a three-year warrant to purchase an equal number of shares of common stock at $10.67 per share.  The warrant issued to the investor was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the

warrant was $447,000 and was shown as a reduction to common stock.   In connection with the agreement, CenterSpan has agreed to issue warrants to an investment firm as a finder’s fee.

Note 6.  Line of Credit Commitment

CenterSpan has arranged a stand-by line of credit in the amount of $1.0 million on which it can draw after July 2002. In exchange for this commitment, the Company agreed to issue a three-year warrant to purchase 20,000 shares of its common stock at $7.20 per share. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $86,000 and is being amortized over the commitment period.

Note 7.  1998 Stock Option Plan Amendment

At the Company’s annual meeting of shareholders in May 2002, the shareholders approved an amendment to the Company’s 1998 Stock Option Plan to increase the total number of shares that may be issued thereunder from 4,100,000 to 4,850,000.

Note 8.  New Accounting Pronouncements

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

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

Note 9.  Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a venture stage company.  Our operations consist of our software business, which began in mid-1998.

In the third quarter of 2000, we began development of a peer-to-peer file delivery and search network utilizing digital rights management technology, code-named C-Star™.  In December 2000, we purchased certain assets of Scour, Inc.  We began beta testing of the new version of Scour™, which incorporates our C-Star™ technology, in March 2001.  Scour™ is a showcase music and video distribution network, which provides digital content free to the end user.  Scour™ was the first application of C-Star™ and represents a secure and legal digital distribution channel that integrates distribution technology with digital rights management support.  In July 2001, we began marketing C-Star™ as a digital distribution service.  In April 2002, we announced a new version of C-Star™ and renamed our content delivery network service C-StarOne™. In the second quarter of 2002, we entered into two customer agreements to provide C-StarOne™ services and a letter of intent with another customer to provide C-StarOne™ services and music content.  We are in the process of integrating the services and expect to begin delivering customer files in the third quarter of 2002.

In February 2002, we entered into an agreement with Sony Music.  Under the terms of the agreement, Sony will make recordings available from its catalog of music performances for us to distribute digitally via C-StarOne™ to various C-StarOne™ service provider customers and their subscribers in the United States and Canada.  In exchange, we paid cash and issued stock and warrants to Sony.  The total value of the stock, warrants and cash was $3.7 million and is being amortized over the three-year term of the contract.

We use a direct sales group and marketing partnerships to sell C-StarOne™ content delivery network services.  The Sony agreement is the first step in our strategy to aggregate music and video content so that we may offer this content to potential C-StarOne™ service provider customers to increase the value of our software solution.

Results of Operations

Revenue

We did not recognize any revenue in the first two quarters of 2002.  We recognized revenue of $12,000 in the first quarter of 2001 and zero in the second quarter of 2001 related to advertising placed on the Scour.com website by third parties. We anticipate receiving revenue from currently signed and potential C-StarOne™ service customers in the second half of 2002.

Operations and Customer Service

Operations and customer service expenses consist of salaries and related expenses for providing customer service and support and for maintaining and running our data center, which houses our servers and networking capabilities.  Operations and customer service expenses in the three and six month periods ended June 30, 2002 were $349,000 and $708,000 respectively, compared to $162,000 and $283,000, respectively, in the comparable periods of 2001.  The increase for the six month period is primarily the result of a $217,000 increase in salaries and related expenses due to an increase in headcount from 3 people at June 30, 2001 to 7 people at June 30, 2002 and a $196,000 increase in maintenance and infrastructure costs.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $1.5 million and $2.6 million, respectively, in the three and six month periods ended June 30, 2002, compared to $1.6 million and $3.6 million in the comparable periods of 2001.  Amounts incurred for research and engineering in the first two quarters of 2002 primarily relate to costs for the continued development of C-StarOne™, which had not reached technological feasibility as of June 30, 2002.  The decrease in the first six months of 2002 compared to the same period of 2001 is primarily due to an impairment charge of $580,000 in the first quarter of 2001 for technology purchased from Scour, Inc. in December 2000, a $651,000 decrease in contract labor, a $134,000 decrease in recruiting and relocation expenses and an $88,000 decrease in Internet-related expenses, offset in part by a $528,000 increase in salaries and related expenses due to an increase in headcount from 28 people at June 30, 2001 to 39 people at June 30, 2002.

Marketing and Sales

Marketing and sales expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising and promotional materials. Marketing and sales expense increased to $1.9 million and $2.8 million, respectively, in the three and six month periods ended June 30, 2002 compared to $1.4 million and $2.1 million in the comparable periods of 2001.  The increase in the six month period is primarily a result of $597,000 of costs related to increasing headcount and other costs to increase our sales department to promote and sell C-StarOne™ and a $568,000 increase in advertising, partially offset by a decrease of $387,000 in non-employee stock option expense.   An increase in headcount to 19 people at June 30, 2002 from 15 people at June 30, 2001 is a result of increasing our sales force to promote and sell C-StarOne™.  Although we expect to continue to increase our sales force throughout 2002, we anticipate a decrease in the level of marketing and sales expense in the remaining quarters of 2002 as the result of a reduction in advertising expense.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses.  General and administrative expenses remained constant at $1.0 million and $1.9 million, respectively, in the three and six month periods ended June 30, 2002 and 2001.  A decrease of $161,000 in salaries and related expenses for the six month period due to a decrease in headcount from 12 people at June 30, 2001 to 10 people at June 30, 2002, was offset by a $27,000 increase in travel and entertainment and a $65,000 increase in director and officer insurance.

Depreciation and Amortization

Depreciation and amortization includes the depreciation on our fixed assets and amortization of our identifiable intangible assets.  Depreciation and amortization remained constant at $1.0 million and $1.8 million, respectively, in the three and six month periods ended June 30, 2002 and 2001.  Decreases due to the write-off of $3.1 million of intangible assets in 2001 were offset by the addition of $3.7 million of intangibles in the first quarter of 2002 related to our Sony agreement.

Interest Income

Interest income decreased to $21,000 and $49,000, respectively, in the three and six month periods ended June 30, 2002 from $138,000 and $279,000, respectively, in the comparable periods of 2001 as a result of higher cash balances in the first half of 2001 compared to the first half of 2002.

Interest Expense

CenterSpan incurred interest expense of $1,000 and $8,000 in the three and six month periods ended June 30, 2002 compared to $26,000 and $26,000 in the comparable periods of 2001 related to the purchase of certain information systems software utilizing a capital lease in the amount of $675,000.  There was no balance due on this lease as of June 30, 2002.

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

Liquidity and Capital Resources

At June 30, 2002, we had $1.5 million of working capital and a current ratio of 1.7 to 1.0.   Included in working capital is $160,000 of restricted cash related to deposits for certain contracts, which is scheduled to be released to us April 1, 2003.  We have financed our activities since the disposition of our hardware business in October 1999 primarily with a combination of proceeds from the sale of our hardware business and proceeds from the sale of equity securities.

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

In March 2002, we also arranged a stand by line of credit in the amount of $1.0 million on which we can draw after July 2002.  In exchange for this commitment, we agreed to issue a three-year warrant to purchase 20,000 shares of our common stock at $7.20 per share.

In March 2002, we entered into a binding letter of intent with an accredited investor and executed a definitive agreement with the investor on June 10, 2002.  Under the terms of the agreement, the investor unconditionally agreed to purchase up to 833,333 shares of our common stock at a price of $6.00 per share, upon request at any time from July 2002 through December 2002, representing total maximum proceeds to us of $5.0 million.  As compensation for entering into this agreement, on June 10, 2002, we issued the investor a three-year warrant to purchase 100,000 shares of our common stock at $10.67 per share.  To the extent that the investor purchases more than 100,000 shares of our common stock under this commitment, the investor will also receive a three-year warrant to purchase an equal number of shares of common stock at $10.67 per share.  In connection with the agreement, we have agreed to issue warrants to an investment firm as a finder’s fee.

In April 2002, we sold a total of 22,000 units for $6.00 per unit to Edwin Brooks, Mark B. Conan, Frank G. Hausmann, Jr., Alfred Lee and G. Gerald Pratt (each a director or employee) for total proceeds to us of $132,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

Cash decreased $1.9 million in the first six months of 2002 primarily as a result of $6.9 million used in operations and $500,000 used to purchase content distribution rights from Sony.  This decrease was partially offset by total proceeds of $6.0 million from the issuance of equity securities.

Accounts payable increased $1.1 million to $1.6 million at June 30, 2002 from $551,000 at December 31, 2001, primarily as a result of the accrual of $500,000 due to Sony in September 2002 in connection with our content distribution agreement and $500,000 due for advertising services received in the second quarter of 2002.

Other assets increased $2.6 million to $5.2 million at June 30, 2002 from $2.6 million at December 31, 2001, primarily as a result of the capitalization of $3.7 million of content distribution rights purchased from Sony in the first quarter of 2002, offset by amortization.  The capitalized content distribution rights are being amortized over a 36-month period.

We spent $280,000 on capital expenditures in the first six months of 2002 and we anticipate spending a total of approximately $800,000 for capital expenditures during 2002, primarily for additional server hardware and software and engineering development tools.

In connection with our agreement with Sony in February 2002, which is described above, we paid an initial content fee of $500,000 in February 2002 in connection with the execution of the agreement and are required to pay an additional content fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.

Based on current estimates, we anticipate utilizing $4.0 to $4.5 million of cash on a quarterly basis to fund our operations during the third and fourth quarters of 2002.  We anticipate that cash expenditures during 2002 will be primarily for continued selling and marketing and research and engineering expenses related to C-StarOne™.  In addition, we will continue to incur expenses, although at lower levels than during 2001, related to Scour™, as we further develop Scour™ as a showcase for C-StarOne™ and as a part of our content hosting network. Given our cash and cash equivalents available, together with proceeds from anticipated debt or equity financings, including commitments for up to an additional $6.0 million, and cash anticipated to be generated from operations, we anticipate that we have sufficient cash to fund our operations at projected levels through the quarter ending March 31, 2003.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Additionally, there can be no assurance that current cash and cash equivalent balances, together with proceeds from anticipated debt or equity financings and cash anticipated to be generated from operations, will be sufficient to satisfy the liquidity requirements.  We may not be able to obtain adequate or favorable financing and any financing we obtain may dilute the ownership interests of our shareholders prior to the financing.  In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

New Accounting Pronouncements

See Note 8. to the financial statements, New Accounting Pronouncements.

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

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

On June 10, 2002, we issued to Peter R. Kellogg a warrant to purchase 100,000 shares of our common stock for $10.67 per share in consideration of Mr. Kellogg’s executing a standby investment agreement and a standstill agreement.  The warrant is immediately exercisable and expires June 10, 2005. Under the terms of the standby investment agreement, Mr. Kellogg has unconditionally agreed to purchase up to 833,333 shares of the Company’s common stock at $6.00 per share between July 1, 2002 and December 31, 2002.  Under the terms of the standstill agreement, Mr. Kellogg has agreed, among other things, to vote his shares for director nominees proposed by the Company’s Board of Directors and to refrain from taking certain actions with respect to shares of the Company’s common stock over which he has voting and dispositive power.  In issuing the warrant, we relied on an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.  Mr. Kellogg represented that he is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933.  Mr. Kellogg has had no material relationship with the Company within the past three years, other than as a shareholder or as a holder of warrants to purchase shares of the Company’s common stock.

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 21, 2002, at which the following actions were taken:

1.               The shareholders elected the two Class B nominees for director to the Board of Directors of the Company for three-year terms.  The two directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Frank G. Hausmann	8,499,251	325,900
Gen. Merrill A. McPeak	8,738,851	86,300

2.               The shareholders approved the appointment of KPMG LLP, independent accountants, as auditors of the Company for the year ending December 31, 2002.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
8,748,218	62,450	14,483	0

3.               The shareholders approved an amendment to the 1998 Stock Option Plan to increase from 4,100,000 to 4,850,000 the number of shares of our common stock reserved for issuance thereunder.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
5,213,277	645,567	50,090	2,916,217

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
3.1 (1)	Articles of Incorporation, as amended
3.2 (2)	Amended and Restated Bylaws
10.1	Standby Investment Agreement
10.2	Standstill Agreement
10.3	Warrant
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	CENTERSPAN COMMUNICATIONS CORPORATION

	By:	/s/ MARK B. CONAN
Mark B. Conan
Vice President of Finance, Administration & Chief Financial Officer
(Principal Financial and Accounting Officer)