Form 10-Q
period 2002-09-30
CENTERSPAN COMMUNICATIONS CORP
filed 2002-11-15
CIK 932290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          Yes   ☐                    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, without par value	10,925,490
(Class)	(Outstanding at November 8, 2002)

CENTERSPAN COMMUNICATIONS CORPORATION

FORM 10-Q

PART I

Item 1.   Financial Statements

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,748	$5,276
Restricted cash	98	562
Prepaid expenses and other	347	156
Total current assets	5,193	5,994

Plant and equipment, net of accumulated depreciation of $3,382 and $2,261	2,303	2,677
Other assets, net	4,585	2,637
Total assets	$12,081	$11,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$—	$225
Accounts payable	1,471	551
Accrued liabilities	206	603
Total current liabilities	1,677	1,379

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 10,925,490 and 8,786,925 shares issued and outstanding	61,877	52,572
Common stock warrants	12,136	7,677
Accumulated deficit	(63,609)	(50,320)
Total shareholders’ equity	10,404	9,929
Total liabilities and shareholders’ equity	$12,081	$11,308

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$—	$39	$—	$51

Operating expenses:
Operations and customer service	254	231	962	514
Research and engineering	766	2,339	3,363	5,893
Marketing and sales	751	809	3,544	2,896
General and administrative	745	1,352	2,644	3,275
Depreciation and amortization	1,057	1,002	2,830	2,845
Total operating expenses	3,573	5,733	13,343	15,423
Loss from operations	(3,573)	(5,694)	(13,343)	(15,372)

Interest income	13	66	62	345
Interest expense	—	(20)	(8)	(46)
Loss from continuing operations	(3,560)	(5,648)	(13,289)	(15,073)
Gain from disposal of discontinued operations	—	—	—	604
Net loss	$(3,560)	$(5,648)	$(13,289)	$(14,469)

Basic and diluted loss per share from continuing operations	$(0.34)	$(0.65)	$(1.34)	$(1.85)

Basic and diluted gain per share from disposal of discontinued operations	$—	$—	$—	$0.07

Basic and diluted net loss per share	$(0.34)	$(0.65)	$(1.34)	$(1.77)

Weighted average common shares - basic and diluted	10,453	8,726	9,942	8,152

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,289)	$(14,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of discontinued operations	—	(604)
Amortization	1,709	1,944
Impairment of intangibles	—	580
Depreciation	1,121	898
Stock option issued for services provided	—	519
Equity instruments issued for technology	—	750
Equity instruments issued for line of credit	86	—
Changes in operating assets and liabilities:
Restricted cash	464	1,924
Prepaid expenses and other	(191)	(328)
Accounts payable and accrued liabilities	23	(962)
Net cash used in operating activities	(10,077)	(9,748)

Cash flows from investing activities:
Purchases of plant and equipment	(747)	(835)
Purchase of intangibles	(500)	—
Net cash used in investing activities	(1,247)	(835)

Cash flows from financing activities:
Payments on capital lease	(225)	(300)
Proceeds from issuance of common stock and warrants	11,021	11,776
Net cash provided by financing activities	10,796	11,476

Increase (decrease) in cash and cash equivalents	(528)	893

Cash and cash equivalents:
Beginning of period	5,276	7,701
End of period	$4,748	$8,594

Supplemental cash flow information:
Assets purchased with capital lease	$—	$675
Purchase of technology with equity instruments	—	750
Purchase of goods and servcies with equity instruments	—	519
Accrued purchase of intangibles	500	—
Purchase of distribution rights with equity instruments	2,657	—
Warrants issued in connection with stand-by stock purchase agreement	536	—

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

Note 2.  Capitalization of Software Costs

During the third quarter of 2002, CenterSpan decided to focus on C-StarOne™ as a service, rather than as a service and a product. Accordingly, internal use software development costs are accounted for in accordance with AICPA Statement of Position (SOP) 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”  Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application stage which meet the capitalization criteria are capitalized.  The amount capitalized during the third quarter of 2002 was $402,000 and is being amortized on a straight line basis over 24 months.

Note 3.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Three and Nine Month Periods Ended September 30,
	2002	2001
Stock options	3,839,139	3,591,075
Stock warrants	3,337,671	1,185,939
Total	7,176,810	4,777,014

Note 4.  Sales of Stock

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

In March 2002, CenterSpan sold 333,333 units of the Company to a total of six accredited investors for $6.00 per unit for total proceeds to the Company of $2.0 million.  Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share.  The warrants are immediately exercisable and expire March 2005.  The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrants was $800,000.

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

In August 2002, CenterSpan sold 833,333 shares of its common stock for $6.00 per share for total proceeds of $5.0 million to one accredited investor pursuant to a stand-by stock purchase agreement executed in June 2002 (See Note 6).  In connection with this issuance, CenterSpan issued a warrant exercisable for 733,333 shares of its common stock at $10.67 per share. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.0%; volatility, 93.6%; and contractual life, 3 years.  The relative fair value of the warrants was $600,000.   In addition, a warrant exercisable for 73,333 shares of CenterSpan’s common stock was issued as a finder’s fee in connection with this stock sale. This warrant was also valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.0%; volatility, 93.6%; and contractual life, 3 years.  The fair value of the warrant was $67,000.

Note 5.  Sony Agreement

In February 2002, CenterSpan entered into an agreement with Sony Music, a group of Sony Music Entertainment, Inc., wherein Sony will provide CenterSpan with certain musical content for it to distribute digitally via its C-StarOne™ content delivery network to various C-StarOne™ service provider customers and their subscribers in the U.S. and Canada.  In exchange, CenterSpan issued to Sony 283,556 shares of its common stock and a warrant to purchase 189,037 shares of its common stock at an exercise price of $8.11 per share.  In addition, CenterSpan agreed to pay an initial content fee of $500,000 in connection with the execution of the agreement and an additional content fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.  CenterSpan has not made the $500,000 payment or the

$250,000 payment, which were both due September 1, 2002, as CenterSpan and Sony are currently renegotiating this agreement.

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

Note 6.  Stand-by Stock Purchase Agreement

In March 2002, CenterSpan entered into a binding letter of intent with an investor and executed a definitive agreement with the investor on June 10, 2002.  Under the terms of the agreement, the investor unconditionally agreed to purchase up to 833,333 shares of CenterSpan’s common stock at a price of $6.00 per share, upon our request at any time from July 2002 through December 2002, representing total maximum proceeds to the Company of $5.0 million. As compensation for entering into this agreement, on June 10, 2002, the Company issued to the investor a three-year warrant to purchase 100,000 shares of CenterSpan’s common stock at $10.67 per share.  The warrant issued to the investor was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The relative fair value of the warrant was $447,000 and was shown as a reduction to common stock. In connection with the agreement, CenterSpan has agreed to issue warrants to an investment firm as a finder’s fee.  See Note 4. for a discussion of stock and warrants issued pursuant to this agreement in August 2002.

In connection with this agreement, the Company issued a warrant to purchase 10,000 shares of CenterSpan’s common stock at $10.67 per share as a finder’s fee.  This warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  The fair value of the warrant was $22,000.

Note 7.  Line of Credit Commitment

CenterSpan has arranged a stand-by line of credit in the amount of $1.0 million on which it can draw between July 1, 2002 and December 31, 2002.  In exchange for this commitment, the Company issued a three-year warrant to purchase 20,000 shares of its common stock at $7.20 per share.  The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years.  Due to adverse economic factors affecting the lender, CenterSpan does not expect to be able to draw on this line of credit.   The fair value of the warrant was $86,000 and was expensed in the quarter ended September 30, 2002.

Note 8.  1998 Stock Option Plan Amendment

At the Company’s annual meeting of shareholders in May 2002, the shareholders approved an amendment to the Company’s 1998 Stock Option Plan to increase the total number of shares that may be issued thereunder from 4,100,000 to 4,850,000.

Note 9.  Legal Proceedings

In August 2002, the Company, its Chief Executive Officer and its President and Chief Operating Officer were named as defendants in a lawsuit filed by two former, non-executive officer employees.  The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and are seeking damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation.  The Company believes that the suit is without merit and intends to vigorously defend this action.  The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit.  The Company has not accrued for any potential liability related to this lawsuit and it does not believe that the suit will have a material adverse effect on its financial condition, cash flows or results of operations.

Note 10.  New Accounting Pronouncements

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

The Company adopted the provisions SFAS No. 142 on January 1, 2002.  SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition of separately identifiable intangible assets.  Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption.  No such adjustments were required to be made.   The Company does not have any intangible assets with indefinite useful lives.

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

Note 11.  Liquidity

The Company has estimated that it will have adequate cash resources to fund operations through March 31, 2003 with cash on hand, anticipated debt and equity offerings and anticipated cash from operations.  However, the Company may be unable to obtain additional funding or alternative financing to fund operations past March 31, 2003.

Note 12.  Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a venture stage company.  Our operations consist of our software business, which began in mid-1998.

In the third quarter of 2000, we began development of a peer-to-peer file delivery and search network utilizing digital rights management technology, code-named C-Star™.  In December 2000, we purchased certain assets of Scour, Inc.  We began beta testing of the new version of Scour™, which incorporates our C-Star™ technology, in March 2001.  Scour™ is a showcase music and video distribution network, which provides digital content free to the end user.  Scour™ was the first application of C-Star™ and represents a secure and legal digital distribution channel that integrates distribution technology with digital rights management support.  In July 2001, we began marketing C-Star™ as a digital distribution service.  In April 2002, we announced a new version of C-Star™ and renamed our content delivery network service C-StarOne™. In the second and third quarters of 2002, we entered into three customer agreements to provide C-StarOne™ services and a letter of intent with another customer to provide C-StarOne™ services and music content.   Integration with customer web sites for file delivery was rescheduled for the fourth quarter of 2002 to coincide with the availability of version 2.03 of C-StarOne™.

In February 2002, we entered into an agreement with Sony Music.  Under the terms of the agreement, Sony makes recordings available from its catalog of music performances for us to distribute digitally via C-StarOne™ to various C-StarOne™ service provider customers and their subscribers in the United States and Canada.  In exchange, we paid cash and issued stock and warrants to Sony.  The total value of the stock, warrants and cash was $3.7 million and is being amortized over the three-year term of the contract.  We did not make a $500,000 payment and a $250,000 payment required by the agreement, which were both due September 1, 2002, as we are currently renegotiating this agreement with Sony.

We use a direct sales group and marketing partnerships to sell C-StarOne™ content delivery network services.  The Sony agreement is the first step in our strategy to aggregate music and video content so that we may offer this content to potential C-StarOne™ service provider customers to increase the value of our software solution.

Results of Operations

Revenue

We did not recognize any revenue in the three and nine month periods ended September 30, 2002.  We recognized revenue of $39,000 and $51,000, respectively, in the three and nine-month periods ended September 30, 2001, related to advertising placed on the Scour.com website by third parties.  We anticipate receiving revenue from currently signed and potential C-StarOne™ service customers in the fourth quarter of 2002.

Operations and Customer Service

Operations and customer service expenses consist of salaries and related expenses for providing customer service and support and for maintaining and running our data center, which houses our servers and networking capabilities.  Operations and customer service expenses in the three and nine-month periods ended September 30, 2002 were $254,000 and $962,000 respectively, compared to $231,000 and $514,000, respectively, in the comparable periods of 2001.  The increase for the nine month period is primarily the result of a $195,000 increase in salaries and related expenses due to an increase in headcount during the first eight months of 2002 compared to 2001 and a $241,000 increase in maintenance and infrastructure costs.  In early September 2002, two operations and customer service employees were terminated, leaving five employees at September 30, 2002.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $766,000 and $3.4 million, respectively, in the three and nine month periods ended September 30, 2002, compared to $2.3 million and $5.9 million in the comparable periods of 2001.  Amounts incurred for research and engineering in the first three quarters of 2002 primarily relate to costs for the continued development of C-StarOne™.  During the third quarter of 2002, we decided to focus on C-StarOne™ as a service, rather than as a service and a product.  Accordingly, software development costs incurred for significant improvements or enhancements from that point forward are accounted for as software developed for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  The decrease in the third quarter of 2002 compared to the third quarter of 2001 is due to the capitalization of $402,000 of software development costs in the third quarter of 2002, a $635,000 decrease in payroll and contract labor due to reductions in staffing in the third quarter of 2002 and a $750,000 charge in the third quarter of 2001 for technology purchased from Supertracks.com, Inc.  In addition to the capitalization of software costs and the $750,000 charge in the third quarter of 2001, the decrease in the first nine months of 2002 compared to the same period of 2001 is also due to an impairment charge of $580,000 in the first quarter of 2001 for technology purchased from Scour, Inc. in December 2000, a $1.0 million decrease in contract labor, a $189,000 decrease in recruiting and relocation expenses and a $95,000 decrease in Internet-related expenses, offset in part by a $307,000 increase in salaries and related expenses due to an increase in headcount in the first eight months of 2002 of 11 people.  In early September 2002, 12 research and engineering employees were terminated, leaving 28 employees at September 30, 2002.

Marketing and Sales

Marketing and sales expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising and promotional materials. Marketing and sales expense was $751,000 and $3.5 million, respectively, in the three and nine-month periods ended September 30, 2002 compared to $809,000 and $2.9 million in the comparable periods of 2001.  The increase in the nine-month period is primarily a result of $760,000 of costs related to increasing headcount and other costs to increase our sales department to promote and sell C-StarOne™ and a $486,000 increase in advertising related expenses, partially offset by a decrease of $519,000 in non-employee stock option expense for services.  Our marketing and sales expense decreased in the third quarter of 2002 compared to the first two quarters of 2002 due to a reduction in advertising expense and the termination of six marketing and sales employees in early September 2002, leaving 12 employees at September 30, 2002.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses.  General and administrative expenses were $745,000 and $2.6 million, respectively, in the three and nine month periods ended September 30, 2002 and 2001, respectively, compared to $1.4 million and $3.3 million for the comparable periods of 2001.  The decrease in the nine-month period ended September 30, 2002 compared to the same period of 2001 is due to a decrease of $275,000 in salaries and related expenses resulting from a decrease in bonuses, a decrease of $280,000 in accounting, legal and public relations fees and a decrease of $225,000 related to expenses associated with a settlement with Ingram Micro, Inc. in the 2001 period, partially offset by a $91,000 increase in director and officer insurance.  The decrease in the third quarter of 2002 compared to the first two quarters of 2002 is due to the termination of one general and administrative employee in early September 2002, leaving ten employees at September 30, 2002, and decreases in legal and public relations fees.

Depreciation and Amortization

Depreciation and amortization includes the depreciation on our fixed assets and amortization of our identifiable intangible assets.  Depreciation and amortization remained relatively constant at $1.1 million and $2.8 million, respectively, in the three and nine-month periods ended September 30, 2002 compared to $1.0 million and $2.8 million, respectively, for the comparable periods of 2001.  Decreases due to the write-off of $3.1 million of intangible assets in 2001 were offset by the addition of $3.7 million of intangibles in the first three quarters of 2002 related to our Sony agreement.

Interest Income

Interest income decreased to $13,000 and $62,000, respectively, in the three and nine-month periods ended September 30, 2002 from $66,000 and $345,000, respectively, in the comparable periods of 2001 as a result of lower cash balances in 2002 compared to 2001 as well as lower interest rates in 2002.

Interest Expense

Interest expense in the 2002 and 2001 periods relates to the purchase of certain information systems software utilizing a capital lease in the amount of $675,000.  This lease was paid off during the second quarter of 2002.

Gain from Disposal of Discontinued Operations

The gain from disposal of discontinued operations of $604,000 in 2001 resulted from the release of $2.4 million of restricted cash from escrow and final settlement with Guillemot, to which we sold assets of our discontinued hardware game controller business in October 1999.

Provision for Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of our net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2002, we had $3.5 million of working capital and a current ratio of 3.1 to 1.0.  Included in working capital is $98,000 of restricted cash related to deposits for certain contracts, which is scheduled to be released to us April 1, 2003.  We have financed our activities since the disposition of our hardware business in October 1999 primarily with a combination of proceeds from the sale of our hardware business and proceeds from the sale of equity securities.

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

In March 2002, we also arranged a stand by line of credit in the amount of $1.0 million on which we can draw between July 1, 2002 and December 31, 2002.  In exchange for this commitment, we agreed to issue a three-year warrant to purchase 20,000 shares of our common stock at $7.20 per share.  Due to certain economic factors affecting the lender, CenterSpan does not expect that it will be able to draw on this line of credit.

In March 2002, we entered into a binding letter of intent with an accredited investor and executed a definitive agreement with the investor on June 10, 2002.  Pursuant to this agreement, the investor purchased 833,333 shares of our common stock at a price of $6.00 per share on August 22, 2002, for total proceeds to us of $5.0 million.  This purchase represented the maximum commitment under this agreement.  As compensation for entering into this agreement, on June 10, 2002, we issued the investor a three-year warrant to purchase 100,000 shares of our common stock at $10.67 per share and in connection with the purchase on August 22, 2002, we issued an additional three-year warrant for 733,333 shares of our common stock at $10.67 per share.  In connection with the agreement, we have agreed to issue warrants to an investment firm as a finder’s fee.

In April 2002, we sold a total of 22,000 units for $6.00 per unit to Edwin Brooks, Mark B. Conan, Frank G. Hausmann, Jr., Alfred Lee and G. Gerald Pratt (each a director or employee) for total proceeds to us of $132,000.  Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

Cash decreased $528,000 in the first nine months of 2002 primarily as a result of $10.1 million used in operations and $1.2 million used in investing activities.  This decrease was partially offset by total proceeds of $10.8 million from financing activities.

Accounts payable increased $920,000 to $1.5 million at September 30, 2002 from $551,000 at December 31, 2001, primarily as a result of the accrual of $750,000, which was due to Sony in September 2002 in connection with our content distribution agreement and $500,000 due for advertising services received in the second quarter of 2002.

Other assets increased $2.0 million to $4.6 million at September 30, 2002 from $2.6 million at December 31, 2001, primarily as a result of the capitalization of $3.7 million of content distribution rights purchased from Sony in the first quarter of 2002 and $402,000 of capitalized software costs in the third quarter of 2002, offset by amortization.  $3.7 million of the capitalized content distribution rights are being amortized over a 36-month period, the original life of the agreement with Sony.  The capitalized software costs are being amortized over a 24-month period.

We spent $747,000 on capital expenditures in the first nine months of 2002 and we anticipate spending a total of approximately $150,000 for capital expenditures during the remainder of 2002, primarily for additional server hardware and software and engineering development tools.

In connection with our agreement with Sony in February 2002, we paid an initial content fee of $500,000 in February 2002 upon execution of the agreement and were required to pay an additional content fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 for four quarters beginning September 1, 2002.  We have not paid each of the additional content fee or quarterly advance minimum service fees, which were both due September 1, 2002, as we are currently renegotiating this agreement.

Based on current estimates, we anticipate utilizing $2.0 to $2.5 million of cash per quarter to fund our operations during the fourth quarter of 2002 and the first quarter of 2003.  This amount is consistent with the amount utilized in the third quarter of 2002, less reductions for the decrease in staffing, and represents a decrease from the amounts utilized in the first and second quarters of 2002.  The reduction in cash expenditures from the first two quarters of 2002 has been realized through reductions in our discretionary spending, primarily in the areas of advertising and marketing, and reductions in personnel to reflect our shift in focus from development to sales and operations.  Given our cash and cash equivalents available, together with proceeds from anticipated debt or equity financings and cash anticipated to be generated from operations, we anticipate that we will have sufficient cash to fund our operations at projected levels through the quarter ending March 31, 2003.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Additionally, there can be no assurance that current cash and cash equivalent balances, together with proceeds from anticipated debt or equity financings and cash anticipated to be generated from operations, will be sufficient to satisfy our liquidity requirements.  We may not be able to obtain adequate or favorable financing and any financing we obtain may dilute the ownership interests of our shareholders prior to the financing.  In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

New Accounting Pronouncements

See Note 10. to the financial statements, New Accounting Pronouncements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  We cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict.  Actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including some of those set forth in our Annual Report on Form 10-K, and amendments thereto, for the year ended December 31, 2001.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

All statements other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements regarding: the adequacy of funds to meet our current or future cash needs; the development and launch of content distribution services such as C-StarOne™ and Scour™; future revenue and revenue sources and models; and upcoming expenditures, including research and engineering, sales and marketing and general and administrative expenses and capital expenditures are forward-looking statements.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:  our ability to successfully renegotiate the Sony agreement; our ability to obtain needed additional financing or to do so on satisfactory terms; our ability to attract customers to our C-StarOne™ service, the speed of acceptance of Internet-based rich media distribution, including entertainment subscription services, and the prevalence of free music and video content on the Internet.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CenterSpan, its Chief Executive Officer and its President and Chief Operating Officer were named as defendants in a lawsuit filed on August 22, 2002 in the Circuit Court of Oregon for Multnomah County, Case No. 0208-08460, by two former, non-executive employees.  The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and are seeking damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation.  We believe that the suit is without merit and we intend to vigorously defend this action.  We cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit.  We have not accrued for any potential liability related to this lawsuit and do not believe that the suit will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

On August 22, 2002, we sold 833,333 shares of our common stock to Peter R. Kellogg, an accredited investor, for an aggregate purchase price of $5.0 million, pursuant to a stand-by purchase agreement dated June 10, 2002.   Under the terms of the June 10, 2002 agreement, in connection with his purchase of 833,333 shares of our common stock, we issued a three-year warrant to Mr. Kellogg to purchase 733,333 shares of our common stock for $10.67 per share. The warrant is immediately exercisable and expires August 22, 2005.   In issuing the common stock and the warrant, we relied on an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.  Mr. Kellogg represented that he is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933.  In connection with this sale, we have agreed to issue warrants to an investment firm as a finder’s fee.  In conjunction with the stand-by purchase agreement, Mr. Kellogg entered into a stand-still agreement limiting his ability to control the Company.

Item 5.  Other Information

Steven F. Frison, President and Chief Operating Officer, resigned effective November 15, 2002.

Item 6.  Exhibits and Reports on Form 8–K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
3.1(1)	Articles of Incorporation, as amended
3.2(2)	Amended and Restated Bylaws
10.1(3)	Standby Investment Agreement
10.2(3)	Standstill Agreement
10.3(3)	Warrant
99.1	Certification of Frank G. Hausmann Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Mark B. Conan Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Reports on Form 8-K

We filed one report of Form 8-K dated August 23, 2002 and filed August 29, 2002 pursuant to Item 5. Other Events and Regulation FD Disclosure regarding changes to our anticipated cash utilization and recent litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	CENTERSPAN COMMUNICATIONS CORPORATION

	By:	/s/MARK B. CONAN
Mark B. Conan
Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank G. Hausmann, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of CenterSpan Communications Corporation;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Frank G. Hausmann
Frank G. Hausmann
Chairman of the Board and Chief Executive Officer
CenterSpan Communications Corporation

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Mark B. Conan, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of CenterSpan Communications Corporation;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark B. Conan
Mark B. Conan
Vice President, Finance and Administration and Chief Financial Officer
CenterSpan Communications Corporation