Form 10-K
period 2002-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2003-03-31
CIK 932290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($4.60) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002), was $29,688,317

The number of shares outstanding of the Registrant’s common stock as of March 21, 2003 was 10,926,915 shares.

Documents Incorporated by Reference
The Registrant will incorporate into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

CENTERSPAN COMMUNICATIONS CORPORATION
2002 FORM 10-K ANNUAL REPORT

PART I

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking. All statements other than statements of historical fact that we make in this Annual Report on Form 10-K are forward-looking. In particular, these forward-looking statements include statements regarding: the adequacy of funds to meet our current or future cash needs; the development and launch of content distribution solutions and services such as C-StarOne™; future revenue and revenue sources and models; the renegotiation of our agreement with Sony Music Entertainment; the outcome of pending litigation; upcoming research and engineering expenses; selling, general and administrative expenses; and capital expenditures.

We cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including those set forth in the “Factors That May Affect Forward-Looking Statements” section of this Annual Report on Form 10-K. We do not intend to update any forward-looking statements due to new information, future events or otherwise. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Item 1. Business

Overview

CenterSpan Communications Corporation is a venture stage company that develops and markets secure software-based Internet and intranet content delivery solutions for media and communications service providers and corporate customers. C-StarOne™ is a low-cost, content delivery solutions designed for delivering large files such as digital audio, video, executables, and data files. Value-added services complementary to C-StarOne™ delivery include content preparation, publishing, security, and data analysis.

C-StarOne™ competes in the Content Distribution Network (CDN) market space. Targeted market segments include video game developers and on-line retailers, telecom companies, Multiple Service Operators (MSOs) and Internet Service Providers (ISPs), and media service providers like movie studios, music labels, publishers, distributors and portals. Integration with customer web sites for file delivery began in the fourth quarter of 2002.

The market for CenterSpan’s C-StarOne™ services is characterized by rapidly changing technology, evolving industry standards, and changing customer needs. We believe that our future success will depend, in part, upon our ability to enhance our current offerings on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. An inability to generate demand for our services, whether as a result of competition, technological change or other factors, could have a material adverse effect on our financial condition, results of operations and liquidity.

CenterSpan continued to experience operating losses during the year ended December 31, 2002 and we have never generated significant revenues from our software-based content delivery operations. We expect that significant ongoing expenditures will be necessary to successfully implement our business plan and develop and market our content delivery solutions. Execution of our plans and our ability to continue as a going concern depend upon our acquiring substantial additional financing. Management’s plans include efforts to obtain additional capital through bridge loans and the sale of equity securities. We have raised operating funds in the past by selling shares of our common stock. We may not be able to raise additional funding. If we are unable to obtain adequate additional financing or generate sufficient cash flow from operations, management will likely be required to further curtail our operations and we will likely cease operations.

Background

CenterSpan was originally incorporated in 1990 as ThrustMaster, Inc., an Oregon corporation. ThrustMaster designed and built video game controllers and other peripheral hardware for gaming. In 1999, we sold our hardware business for $15 million in cash and changed our name to CenterSpan Communications Corporation.

Following the sale of our hardware business, we began developing and marketing peer-to-peer Internet communication, collaboration and distribution solutions. Due to lack of commercial adoption of our internet communication, collaboration and distribution solutions, we discontinued distribution efforts in the fourth quarter of 2000 and no longer promote or market those products.

Digital Distribution Solutions

In the third quarter of 2000, we began developing a distributed file network utilizing digital rights management technology code-named C-Star™. In December 2000, we purchased certain assets of Scour, Inc. for $5.8 million in cash and 333,333 shares of our common stock. We began beta testing of the new Scour™, which incorporated our C-Star™ technology, in March 2001. Scour™ is a showcase music and video distribution network, which provides digital content free to the end user. Scour™ was the first application of C-Star™ and represents a secure and legal digital distribution channel that integrates distribution technology with digital rights management support. In April 2002, we changed the name to C-StarOne™ and began marketing it as a digital distribution service.

In February 2002, we entered into an agreement with Sony Music Entertainment. Under the terms of the agreement, Sony makes recordings available from its catalog of music performances for us to distribute digitally via C-StarOne™ to various C-StarOne™ service provider customers and their subscribers in the United States and Canada. In exchange, we paid cash and issued stock and warrants to Sony. The total value of the stock, warrants and cash was $3.7 million and is being amortized over the three-year term of the agreement. We paid an initial content fee of $500,000 in February 2002 upon execution of the agreement. Under the terms of the agreement, a second content fee payment of $500,000 was due September 1, 2002. In addition, quarterly advance royalty payments of $250,000 each are payable for four quarters beginning on September 1, 2002. Neither the second content fee payment due September 1, 2002, nor advance royalty payments due September 1, 2002, December 1, 2002 and March 1, 2003 have been made. We are currently in negotiations with Sony seeking to restructure or modify this agreement.

Product Development and Technology

To enable faster downloads and to deliver a better streaming experience for end users, C-StarOne™ uses advanced distributed networking technologies that deliver digital content more efficiently and more cost-effectively than traditional central server-based Content Delivery Networking (“CDN”) systems. Using C-StarOne™ provides service providers a cost effective option for scaling their offerings to fit a variety of business models, including pay-per-use, downloadable or streaming content. To safeguard copyrights and protect digital files from tampering and viruses, C-StarOne™ includes market-leading Tiered Security™. Customers can deliver fast, top quality rich media without provisioning bandwidth or incurring additional infrastructure costs. C-StarOne’s™ advanced networking infrastructure uses our Intelligent Caching technology to guarantee that end-users obtain the fastest downloads and highest-quality streams. C-StarOne’s™ Tiered Security™ provides the highest level of security available in the commercial market for video and audio content. The security layers of C-StarOne™ were designed to accommodate multiple Digital Rights Management (DRM) licensing services.

Research and Engineering

Amounts incurred for research and engineering in 2002 primarily relate to costs for the continued development of C-StarOne™. During the third quarter of 2002, we decided to market C-StarOne™ as a service only, rather than as a service and a product. Accordingly, software development costs incurred for significant improvements or enhancements from that point forward are accounted for as software developed for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, $402,000 of research and engineering costs were capitalized in 2002. There were no software development costs capitalized in 2001 or 2000.

Sales, Distribution and Marketing

We use a direct sales group and marketing partnerships to sell C-StarOne™ CDN services. Our target customers include companies that offer rich media via the Internet through VOD (Video on Demand), video game software developers and retailers, media and entertainment companies offering audio and video via the Internet, internet service providers (“ISPs”) and eLearning companies. These segments must offer rich media at sufficient quality and profit margins while safeguarding the content they offer. C-StarOne™ addresses those needs.

We intend to charge for our C-StarOne™ service in a number of ways: customer set-up fees, volume of content delivered, Digital Rights Management, license management as well as content hosting, traffic reporting, content encoding and other value added services. We have signed agreements with eight customers and recognized $6,600 of revenue in the first quarter of 2003. Revenue is recognized when services are completed and invoiced.

The agreement with Sony Music Entertainment provides us with certain musical and other content. We intend to resell the Sony music content to our C-StarOne™ customers to provide added value. Currently, we are discussing modifications to this agreement with Sony that we believe will be mutually beneficial and will expand the scope of content available for potential C-StarOne™ service provider customers. See Digital Distribution Solutions above.

Competition

The CDN market is highly competitive. Many of our competitors may have greater resources and experience than we do. Though there has been some consolidation in the market, we expect competition to continue to be significant in the future. Our principal competitors include CDN service and product vendors, such as Akamai, Digital Island (recently purchased by Cable & Wireless) and Speedera. Smaller companies focused on rich media include Kontiki and BlueFalcon, Internet music distributors that use digital download, peer-to-peer or streaming technologies, such as MP3.com, Liquid Audio, Press Play, Real Networks, music labels and movie studios, in-house providers, as well as providers of digital entertainment services such as MusicNet, Listen.com and RioPort. Some of our competitors may have advantages over us, including:

•	Longer operating histories;

•	Larger customer bases;

•	Substantially greater financial, technical, sales and marketing resources;

•	Greater name recognition; and

•	The ability to provide solutions for static and rich content more easily than we can.

Intellectual Property

Some of the intellectual property rights used in the development of our technology, but that we no longer use, are licensed from another company. These licenses were expensed as research and development in prior years and expire August 21, 2005. We have applied for registration of the names CenterSpan™, Scour Exchange™, Scour™, C-Star™ and C-StarOne™. We rely on patent, trademark and copyright law, trade secret protection and confidentiality agreements with our employees, strategic partners and others to protect our proprietary rights. In October 2001, we filed applications for two additional patents to protect multi-source peer streaming technology developed internally. We also have applications filed for 12 provisional and utility patents surrounding internally developed and purchased digital media distribution technologies. Although we believe that our technology, processes and trademarks do not infringe on the rights of others, third parties may assert infringement or other related claims against us in the future. Any infringement claim or related litigation against us, or any challenge to the validity of our own intellectual property rights, or the expense and effort of defending those claims, could materially and adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2002, we had a total of thirty-seven full-time employees. At times, we supplement our workforce with temporary contract workers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. A reduction of force was made in February 2003 to reduce the number of employees to seventeen. Only key personnel were retained.

Item 2. Properties

We maintain our headquarters facility in Hillsboro, Oregon, in approximately 22,000 square feet of space under a lease expiring in September 2003. We maintain our Los Angeles office in approximately 4,300 square feet of space under a lease expiring in April 2005. We believe our facilities are adequate for our immediately foreseeable needs and that suitable additional or alternative space will be available on commercially reasonable terms if needed.

In addition, we lease space for the storage of certain of our servers and related technology infrastructure under a three-year lease, which expires January 2005. We can terminate this lease anytime after January 2003 without penalty with a 30-day written notice to the lessor.

Item 3. Legal Proceedings

CenterSpan, its Chief Executive Officer and its former President and Chief Operating Officer were named as defendants in a lawsuit filed on August 22, 2002 in the Circuit Court of Oregon for Multnomah County, Case No. 0208-08460, by two former, non-executive employees. The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and seek damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation. We intend to vigorously defend this action. We cannot predict the outcome of this suit. A negative outcome could have a material adverse effect on our financial condition and business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol CSCC. The high and low sales prices for the two years in the period ended December 31, 2002 were as follows:

2001	High	Low

Quarter 1	$20.31	$11.00
Quarter 2	17.71	9.02
Quarter 3	13.64	5.15
Quarter 4	11.72	6.00

2002	High	Low

Quarter 1	$11.00	$6.75
Quarter 2	7.13	4.18
Quarter 3	5.00	2.01
Quarter 4	4.10	1.16

The approximate number of beneficial shareholders and shareholders of record at March 21, 2003 were 3,000 and 95, respectively. There were no cash dividends declared or paid in 2002 or 2001. We do not anticipate declaring cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto. On July 26, 1999, our Board of Directors approved the sale of our hardware business assets. We have presented the hardware business as a discontinued operation in the selected consolidated financial data presented below.

	Year Ended December 31,

IN THOUSANDS (except per share amounts)	2002	2001	2000	1999	1998

Consolidated Statement of Operations Data
Revenues	$—	$51	$1	$787	$—
Cost of goods sold	—	—	—	569	—

Gross profit	—	51	1	218	—
Operating expenses:
Operations and customer service	1,156	829	—	—	—
Research and engineering	4,107	7,035	4,692	3,242	152
Marketing and sales	4,457	6,195	1,985	1,179	—
General and administrative	3,439	4,009	3,242	1,274	914
Depreciation and amortization	3,907	3,856	445	61	31

Total operating expenses	17,066	21,924	10,364	5,756	1,097

Loss from operations	(17,066)	(21,873)	(10,363)	(5,538)	(1,097)
Interest income	76	399	895	417	64
Interest expense	(9)	(62)	—	—	—
Loss from beneficial conversion feature	—	—	—	(987)	—

Loss from continuing operations before income taxes	(16,999)	(21,536)	(9,468)	(6,108)	(1,033)
Benefit from (provision for) income taxes	164	—	—	(4,532)	—

Loss from continuing operations	(16,835)	(21,536)	(9,468)	(10,640)	(1,033)
Income (loss) from discontinued operations, net of tax provision (benefit) of $0, $0, $0, $(5,792) and $1,615	—	—	—	(5,207)	(8,023)
Gain on disposal of discontinued operations, net	—	674	—	6	—

Net loss	$(16,835)	$(20,862)	$(9,468)	$(15,841)	$(9,056)

Loss per share from continuing operations:
Basic and diluted	$(1.65)	$(2.59)	$(1.52)	$(2.11)	$(0.24)

Income (loss) per share from discontinued operations:
Basic and diluted	$—	$0.08	$—	$(1.03)	$(1.83)

Net loss per share:
Basic and diluted	$(1.65)	$(2.51)	$(1.52)	$(3.14)	$(2.07)

Shares used in per share calculations:
Basic and diluted	10,190	8,309	6,231	5,038	4,380

December 31,	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data
Working capital	$1,513	$4,615	$6,998	$15,535	$10,685
Total assets	8,727	11,308	20,855	19,357	25,954
Total liabilities	1,864	1,379	3,165	3,397	14,401
Shareholders’ equity	6,863	9,929	17,690	15,960	11,553

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto.

Continuing Operations

We are a venture stage company. Our operations consist of our software business, which began in mid-1998.

CenterSpan continued to experience operating losses during the year ended December 31, 2002, and in the first three months of 2003, and we have never generated sufficient revenues from our software-based content delivery operations to offset expenses. We expect to continue to incur losses through 2003. CenterSpan expects to incur approximately $1.0 million per quarter of operating expenses and expects that significant ongoing expenditures will be necessary to successfully implement our business plan and develop and market our products.

There is substantial doubt about our ability to continue as a going concern. Execution of our plans and our ability to continue as a going concern depend upon our acquiring substantial additional financing, which we may be unable to do. Management’s plans include efforts to obtain additional capital, through bridge loans and the sale of equity securities. We cannot predict on what terms any such financing might be available, but any such financing could involve issuance of equity below current market prices and could result in significant dilution to existing shareholders.

CenterSpan has raised operating funds in the past by selling our shares of our common stock. We may not be able to raise additional funding. If we are unable to obtain adequate additional financing or generate sufficient cash flow from operations, management will likely be required to further curtail our operations, and we will likely cease operations.

In the third quarter of 2000, we began developing a distributed file network utilizing digital rights management technology, code-named C-Star™. In December 2000, we purchased certain assets of Scour, Inc. We began beta testing of the new version of Scour™, which incorporated our C-Star™ technology, in March 2001. Scour™ is a showcase music and video distribution network, which provides digital content free to the end user. Scour™ was the first application of C-Star™ and represents a secure and legal digital distribution channel that integrates distribution technology with digital rights management support. In July 2001, we began marketing C-Star™ as a digital distribution service. In April 2002, we introduced a new version of our content delivery network service named C-StarOne™. In the second and third quarters of 2002, we entered into three customer agreements to provide C-StarOne™ services and, during the fourth quarter of 2002, we entered into five additional customer agreements. Integration with customer web sites for file delivery began in the fourth quarter of 2002 and $6,600 of revenue generated from these agreements was recorded in January 2003.

In February 2002, we entered into an agreement with Sony Music. Under the terms of the agreement, Sony makes recordings available from its catalog of music performances for us to distribute digitally via C-StarOne™ to various C-StarOne™ service provider customers and their subscribers in the United States and Canada. In exchange, we paid cash and issued stock and warrants to Sony. The total value of the common stock, warrants and cash was $3.7 million and is being amortized over the three-year term of the agreement. We paid an initial content fee of $500,000 in February 2002 upon execution of the agreement. Under the terms of the agreement, a second content fee payment of $500,000 was due September 1, 2002. In addition, quarterly advance royalty payments of $250,000 each are payable for four quarters beginning September 1, 2002. The second content fee and the first three quarterly advance royalty payments are due and payable to Sony. These payments, totaling $1.25 million, have not been made as we are currently in negotiations with Sony seeking to restructure or modify this agreement. If we are unable to successfully restructure or modify this agreement and these payment obligations, our financial condition and business may be materially harmed and we may be forced to cease operations.

We use a direct sales group and marketing partnerships to sell C-StarOne™ content delivery network services. Although we have signed several customer service agreements, obtaining delivery contracts with major providers of digital media is crucial to our success.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates used by management primarily relate to the estimated lives of intangible assets. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 to our consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

Our critical accounting policies include the following:

•	Accounting for intangible assets;

•	Revenue recognition; and

•	Research and development costs and purchased technology

The following is a summary of these policies:

Intangible Assets

Intangible assets primarily consist of a trade name purchased during 2000 from Scour, Inc., content distribution rights purchased from Sony in the first quarter of 2002 and capitalized research and engineering costs related to software developed for internal use. We review identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine impairment based on a comparison of the carrying amount of the assets to the estimated fair value of the assets, which is determined based on the discounted cash flow method or current market prices for similar assets when available. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which was adopted in January 2002, intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If we change the estimates used in the assessment of recoverability for intangible assets, such as our estimates of anticipated future revenues or of the life of the associated technologies, we may determine that our intangible assets have a lower net realizable value. This, in turn, would increase our reported operating expenses, and increase our net loss, but have no effect on our cash flows. The balance of our intangible assets at December 31, 2002 totaled $3.5 million, which is being amortized over the remaining lives of the related assets of one to two years. As mentioned under “Continuing Operations” above, we are seeking to restructure or modify our agreement with Sony. Depending on the outcome of the renegotiations with Sony, the remaining value of the related intangible asset could be impaired. The amount of the potential impairment is not known at this time, but it could have a materially adverse effect on our financial condition and business.

Revenue Recognition

In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and SFAS No. 48, “Revenue Recognition When Right of Return Exists,” we recognize revenue when the earnings process is complete. The earnings process is considered complete when persuasive evidence of an arrangement between the customer and us exists, when delivery and acceptance has occurred or services have been rendered, when pricing is fixed or determinable, when any right of return lapses or is reasonably estimable, and when collectibility is reasonably assured. We consider differing market conditions such as the relative financial condition of our customers. These conditions do not impact the method by which we recognize revenues, although such conditions may affect the allowance for returns or receivables.

Research and Development and Purchased Technology

During the third quarter of 2002, we decided to focus on C-StarOne™ as a service, rather than as a service and a product. Accordingly, software development costs incurred for significant improvements or enhancements from that point forward are accounted for as software developed for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We follow SFAS No. 2, “Accounting for Research and Development Costs,” for all other research and development costs and, therefore, charge them to expense as incurred. Capitalized software costs totaled $402,000 at December 31, 2002. Such costs are amortized over a 24-month period and are evaluated for impairment in accordance with SFAS No. 144 on an annual basis, or more frequently if circumstances indicate a possible impairment.

The costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized. Those intangibles purchased for research that do not have an alternative future use in other research projects or otherwise are expensed as incurred. At December 31, 2002, we did not have any capitalized purchased technology.

Results of Continuing Operations

Year Ended December 31, 2002 Compared to 2001

Revenues

We did not recognize any revenue in 2002. We recognized revenue of $51,000 in 2001 related to advertising placed on the Scour.com website by third parties. We recognized $6,600 of revenue from a currently signed C-StarOne™ service customer in January 2003.

Operations and Customer Service

Operations and customer service expenses consist of salaries and related expenses for providing customer service and support and for maintaining and running our data center, which houses our servers and networking capabilities. Operations and customer service expense was $1.2 million in 2002 compared to $829,000 in 2001. The increase is primarily the result of a $155,000 increase in salaries and related expenses due to an increase in headcount during the first three quarters of 2002 compared to 2001 and a $152,000 increase in maintenance and infrastructure costs related to our data center for C-StarOne™. We reduced the number of our Operations and Customer Service employees in the fourth quarter of 2002. At December 31, 2002, we had six remaining employees in the operations and customer service department compared to seven at December 31, 2001. Following our reduction in force in February 2003, we had five employees in the operations and customer service department.

Research and Engineering

Research and engineering expenses consist primarily of salaries and related expenses, consultant fees and the cost of purchased technology used in product development. Research and engineering expense was $4.1 million in 2002 compared to $7.0 million in 2001. Amounts incurred for research and engineering in 2002 primarily relate to costs for the continued development of C-StarOne™. As noted previously, during the third quarter of 2002, we decided to focus on C-StarOne™ as a service, rather than as a service and a product. Accordingly, $402,000 of software development costs incurred in the third and fourth quarters of 2002 for significant improvements or enhancements were capitalized as software developed for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

In addition to the capitalization of software costs discussed above, the decrease in 2002 compared to 2001 is due to a $1.2 million decrease in payroll and contract labor and recruiting expenses due to reductions in staffing in the third and fourth quarters of 2002, a $750,000 charge in the third quarter of 2001 for technology purchased from Supertracks.com, Inc., an impairment charge of $580,000 in the first quarter of 2001 related to technology purchased from Scour, Inc. in December 2000 and a $339,000 decrease in development expenses due to a shift from development to implementation of C-StarOne™ during 2002. At December 31, 2002, we had 17 research and engineering employees compared to 35 at December 31, 2001. Following our reduction in force in February 2003, we had seven employees in the research and engineering department.

Marketing and Sales

Marketing and sales expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees, advertising and promotional materials. Marketing and sales expenditures in 2002 were primarily for the promotion of C-StarOne™ and our Scour™ website. Marketing and sales expense was $4.5 million in 2002 compared to $6.2 million in 2001. The decrease in 2002 is a result of a $2.5 million charge in 2001 related to the impairment of certain intangible assets, $519,000 in non-employee stock option expense in 2001 for services and a $272,000 reduction in creative design costs in 2001, partially offset by a $493,000 charge in 2002 related to the impairment of certain intangible assets a $770,000 increase in cost in 2002 to promote C-StarOne™ through our Scour™ website and a $277,000 increase in costs related to increased headcount and other costs to increase our sales department in the first half of 2002 to promote and sell C-StarOne™ services. Our marketing and sales expense decreased in the third and fourth quarters of 2002 compared to the first two quarters of 2002 due to a reduction in advertising expense and the number of employees. At December 31, 2002, we had eight employees in our marketing and sales department compared to 15 at December 31, 2001. Following our reduction in force in February 2003, we had one employee in the marketing and sales department.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses were $3.4 million in 2002 compared to $4.0 million in 2001. The decrease in 2002 compared to 2001 is due to a decrease of $486,000 in accounting, legal and public relations fees due to fewer equity and other business transactions during 2002; a decrease of $225,000 related to expenses associated with a settlement with Ingram Micro, Inc. in 2001; and a decrease of $215,000 in salaries and related expenses due to lower headcount (net of increased director and officer salaries), partially offset by an increase of $114,000 in Directors and Officers insurance premiums and public filing fees in 2002, and $86,000 for costs related to the line of credit that was not used. We had seven employees in our general and administrative department at December 31, 2002 compared to eleven at December 31, 2001. Following our reduction in force in February 2003, we had four employees in the general and administrative department.

Depreciation and Amortization

Depreciation and amortization includes the depreciation on our fixed assets and amortization of our identifiable intangible assets. Depreciation and amortization remained relatively constant at $3.9 million in 2002 and 2001. Decreases due to a write-off of $3.1 million in 2001 and $493,000 in 2002 of intangible assets related to the customer list we acquired from Scour were offset by the addition of $3.7 million of intangible assets in 2002 related to our Sony agreement and $402,000 of capitalized software costs in the second half of 2002.

Interest Income

Interest income decreased to $76,000 in 2002 from $399,000 in 2001 as a result of lower cash balances in 2002 compared to 2001 as well as lower interest rates in 2002.

Interest Expense

Interest expense of $9,000 in 2002 and $62,000 in 2001 was related to the purchase of certain information systems software utilizing a capital lease in the amount of $675,000. This lease was paid off during the second quarter of 2002. In addition, we utilized a capital lease in the amount of $77,000 in the fourth quarter of 2002 for the purchase of certain information systems hardware.

Gain from Disposal of Discontinued Operations

The gain from disposal of discontinued operations of $674,000 in 2001 resulted from the release of $2.4 million of restricted cash from escrow and final settlement with Guillemot Corporation SA, to which we sold assets of our discontinued hardware game controller business in October 1999.

Provision for Income Taxes

A valuation allowance has been recorded for the full amount of deferred tax assets due to the uncertainty regarding the utilization of our net operating loss carryforwards. We have federal, state and foreign net operating loss carryforwards of $54.3 million, $69.8 million and $6.6 million, respectively, which expire through the end of 2022. As the result of the Job Creation and Worker Assistance Act of 2002, we recorded a tax refund of $164,000 in 2002 from a tax credit carryback to 1996 and 1997, which was received in February 2003.

Year Ended December 31, 2001 Compared to 2000

Revenues

Total revenues were $51,000 in 2001 compared to $1,000 in 2000. The revenue generated in 2001 related to advertising placed on the Scour.com website by third parties. The revenue generated in 2000 related to Socket™, our Internet communication product, which we are no longer marketing.

Operations and Customer Service

Operations and customer service expense was $829,000 in 2001 compared to $0 in 2000. We had no operations related to our C-StarOne™ data and service center in 2000.

Research and Engineering

Research and engineering expense was $7.0 million in 2001 compared to $4.7 million in 2000. Amounts incurred for research and engineering in 2001 primarily related to the development and beta launch of the new Scour™ in March 2001 and development of the C-StarOne™ technology. The increase in 2001 compared to 2000 was primarily due to a $2.0 million increase in salaries, contract labor and related costs for developing the C-StarOne™ technology; the purchase of $750,000 of technology from Supertracks.com, Inc. in August 2001, which was expensed because the product into which the technology is being incorporated had not yet achieved technological feasibility and the technology had no alternative future use; the impairment of $580,000 of technology in 2001, which was purchased from Scour, Inc. in December 2000; and $250,000 related to recruiting, relocation and travel in 2001. We determined that the $580,000 impairment charge was necessary because we are utilizing the C-StarOne™ technology that we developed internally rather than the technology purchased from Scour. The technology purchased from Scour is not expected to produce future cash flows.

Research and engineering expense in 2000 included a $1.3 million charge related to the value of a warrant issued to Intel in exchange for the ability to sublicense its Launch & Connect technology. This technology is no longer being utilized, nor are we attempting to sublicense the technology.

Marketing and Sales

Marketing and sales expense was $6.2 million in 2001 compared to $2.0 million in 2000. Marketing and sales expenditures in 2001 primarily focused on developing customers and markets for the new Scour™ and our C-StarOne™ services. The increase in 2001 was primarily due to $2.5 million for the impairment in the fourth quarter of 2001 of the customer list we acquired from Scour, Inc., $1.2 million related to the establishment of our Digital Media and Entertainment Group, which is responsible for building long-term business relationships with content providers, and $519,000 related to value of non-employee stock options issued in exchange for services.

General and Administrative

General and administrative expense was $4.0 million in 2001 compared to $3.2 million in 2000. The increase in 2001 compared to 2000 was primarily due to a $584,000 increase in legal and related expenses for defending against legal claims and obtaining and protecting patents and trademarks and a $240,000 increase in 2001 related to Directors and Officers insurance premiums and public relations expenses.

Depreciation and Amortization

Depreciation and amortization was $3.9 million in 2001 compared to $445,000 in 2000. The increase in 2001 compared to 2000 primarily relates to $2.6 million of amortization expense in 2001 related to the purchase, in the fourth quarter of 2000, of certain intangible assets of Scour, Inc and an $800,000 increase in depreciation expense related to equipment acquired to support the operations of C-StarOne™ and Scour™.

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

Liquidity and Capital Resources

At December 31, 2002, we had $1.5 million of working capital and a current ratio of 1.8 to 1. Included in working capital is $163,000 of restricted cash related to letters-of-credit for deposits on an office lease . We have financed our activities since the disposition of our hardware business in October 1999 primarily with a combination of proceeds from the sale of our hardware business and proceeds from the sale of equity securities.

We must obtain substantial additional financing to continue our operations. We may not be able to obtain such financing. Based on current estimates, we anticipate utilizing $1.0 million of cash per quarter to fund our operations during the first half of 2003. This amount is less than the amount utilized in the fourth quarter of 2002 as we reduced the number of employees from 35 to 17 in February 2003 and made a concerted effort to reduce operating costs to conserve cash. Given our cash and cash equivalents available, we anticipate that we will not have sufficient cash to fund our operations at projected levels past March 31, 2003. If we do not obtain additional financing, we may be forced to cease operations.

In February 2002, we sold 662,667 units to a total of twelve accredited investors for $6.00 per unit for total proceeds to us of $4.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

In March 2002, we sold 333,333 units to a total of six accredited investors for $6.00 per unit for total proceeds to us of $2.0 million. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

In March 2002, we also arranged a stand-by line of credit in the amount of $1.0 million upon which we could have drawn between July 1, 2002 and December 31, 2002. In exchange for this commitment, we issued a three-year warrant to purchase 20,000 shares of our common stock at $7.20 per share. Due to certain economic factors affecting the lender, CenterSpan did not draw on this line of credit and the credit line has since been terminated.

In June 2002, we executed a stand-by stock purchase agreement with an investor. Pursuant to this agreement, the investor purchased 833,333 shares of our common stock at a price of $6.00 per share on August 22, 2002, for total proceeds to us of $5.0 million. As compensation for entering into this agreement, on June 10, 2002, we issued the investor a three-year warrant to purchase 100,000 shares of our common stock at $10.67 per share and in connection with the purchase on August 22, 2002, we issued an additional three-year warrant for 733,333 shares of our common stock at $10.67 per share. In connection with the execution of the stand-by stock purchase agreement, we issued a three-year warrant to purchase 10,000 shares of our common stock at $10.67 per share as a finder’s fee. In addition, a three-year warrant exercisable for 73,333 shares of our common stock was issued as a finder’s fee in connection with the stock sale pursuant to the stand-by stock purchase agreement in August 2002.

In April 2002, we sold a total of 22,000 units for $6.00 per unit to certain directors and employees for total proceeds to us of $132,000. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock for $10.67 per share.

Cash decreased $2.9 million in 2002 compared to December 31, 2001, primarily as a result of using $12.4 million for operating activities and $1.3 million for investing activities. This decrease was partially offset by net proceeds of $10.8 million from financing activities.

Taxes receivable of $164,000 at December 31, 2002 relate to a refund of federal income taxes due to a change in the tax law that allows operating losses to be carried back for five years, as opposed to three years.

Accounts payable increased $1.1 million to $1.6 million at December 31, 2002 from $551,000 at December 31, 2001, primarily as a result of the accrual of payments due to Sony Music Entertainment. A content fee payment of $500,000 was due September 1, 2002 and advance royalty payments of $250,000 were due on each of September 1, 2002, December 1, 2002 and March 1, 2003. An additional advance royalty payment of $250,000 is due June 1, 2003 under the existing terms of the agreement with Sony Music Entertainment. We paid an initial content fee of $500,000 in February 2002 upon execution of the agreement; however, we have not paid the other amounts due under the agreement. We are in negotiations with Sony seeking to restructure or modify the agreement. If we are unable successfully to renegotiate the agreement, Sony could terminate the agreement, accelerate the due date for remaining payments under the agreement and revoke our right under the agreement to integrate Sony’s content into our services. This or the collection by Sony of past due amounts would have a material adverse affect on our financial condition and could force us to cease operating.

Other assets increased $817,000 to $3.4 million at December 31, 2002 from $2.6 million at December 31, 2001, primarily as a result of the capitalization of $3.7 million for the content distribution rights purchased from Sony in the first quarter of 2002, offset by amortization. The $3.7 million of capitalized content distribution rights are being amortized over a 36-month period, the original life of the agreement with Sony.

We spent $349,000 on capital expenditures in 2002 and capitalized $402,000 of software development costs in the third quarter of 2002. Anticipated capital expenditures for 2003 will primarily be for additional hardware required to support growth of our Network Operations Center. The dollar amount of these expenditures will be dependent on the success of C-StarOne™ deployment and growth in content to deliver.

New Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial statements and results of operations.

In December 2002, the FASB issued SFAB No. 148, accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Factors That May Affect Forward-Looking Statements

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

If we are unable to obtain additional financing, we will likely cease operations.

During the fiscal year ended December 31, 2002, we incurred net losses of approximately $16.8 million and we have not generated significant revenues from our software-based content delivery operations. We expect to continue to incur losses for the foreseeable future, as the costs of developing and marketing our content delivery solutions is expected to continue to exceed revenue from such operations. To continue operations, we will need to raise significant additional capital. If we are unable to obtain sufficient financing, management will likely be required to further curtail our operations and we will likely cease operations.

We have incurred substantial losses from continuing operations in our business in 2002, 2001 and 2000 and continued losses may deplete our capital resources.

We have derived insignificant revenues from our business and have incurred substantial losses from continuing operations of $16.8 million in 2002, $21.5 million in 2001 and $9.5 million in 2000, and in every quarter since we began our current technology operations. We cannot predict when, if ever, we will achieve profitability. In addition, to effectively market, sell and implement our peer-to-peer digital distribution solution we may need to increase staffing and organizational expenses, marketing costs, capital expenditures and other expenses. As a result, we expect to incur significant operating losses on a quarterly and annual basis for the foreseeable future. Continued losses would further impair our capital resources, which in turn may require that we raise additional capital or curtail or cease our business activities.

If our solutions are not adopted by potential customers, we may not achieve or maintain profitability.

We began our current technology business in mid-1998. Accordingly, we have a limited operating history with which you can evaluate our current business and prospects. Our business is new and will not be successful unless potential customers adopt wide usage of our technology and revenues are generated from our digital distribution solution service. We derived insignificant revenues in 2001 from our internet communication, collaboration and distribution solutions and are no longer developing or promoting them. We have not launched a Scour™ subscription service and may continue to operate Scour™ as a free beta service to showcase C-StarOne™. We have only signed eight customer agreements for C-StarOne™ services to date. In addition, our prospects must be considered in light of the risks and uncertainties encountered by early stage companies in new and rapidly evolving markets such as the Internet digital distribution markets.

If we are unable to renegotiate our agreement with Sony Music Entertainment, Sony could invoke its termination rights due to our nonpayment, which could materially adversely affect our financial condition and could force us to cease operations.

Under the terms of our agreement with Sony, a content fee payment of $500,000 was due to Sony on September 1, 2002. In addition, quarterly advance minimum royalty payments of $250,000 each are payable for four quarters beginning September 1, 2002. Neither the content fee payment, nor the advance royalty payments due September 1, 2002, December 1, 2002 and March 1, 2003 have been made. We are seeking to restructure or modify the agreement with Sony. If we are unable to successfully renegotiate the agreement, Sony could terminate the agreement, accelerate the due date for remaining payments under the agreement and revoke our right under the agreement to integrate Sony’s content into our services. If we cannot integrate Sony’s content into our C-StarOne™ CDN Services, we may not be able to generate revenue from customers wishing to offer a consumer entertainment service. The collection of past due amounts under the agreement would have a material adverse affect on our financial condition and could force us to cease operating. In addition, the remaining value of the intangible asset related to our purchase of content distribution rights from Sony may be impaired if we are unable to successfully renegotiate the Sony agreement. The amount of any impairment is not known at this time, but it could have a material adverse affect on our financial condition.

If we are not successful in selling our C-StarOne™ digital distribution solutions to several large customers, we may not be able to generate significant revenue, which could lead to continued operating losses.

Our revenue expectations include significant transaction-based service provider revenues to be received from customers of C-StarOne™ digital distribution solutions. If we are not successful in selling C-StarOne™ digital distribution solutions to several large customers, we may not be able to generate significant revenue, which could lead to continued operating losses.

If we fail to secure access to additional popular music and video files, we may not be able to generate significant revenue from selling C-StarOne™ digital distribution services, which could lead to continued operating losses.

Our revenue model for 2003 is based in large part on digital distribution service fees from C-StarOne™. In February 2002, we entered into a digital music distribution agreement with Sony Music, which allows us to digitally distribute their catalog. If we fail to secure access to additional popular music and video files from other major music labels or movie studios, we may not be able to generate significant C-StarOne™ CDN Services revenue from customers wishing to offer a consumer entertainment service. The customer agreements signed to date did not produce any revenues in 2002 and it is uncertain that these agreements will provide significant revenues in the future.

If we fail to attract a significant number of subscribers to Scour™, we may not achieve anticipated revenues, which could lead to continued operating losses.

Part of our strategy in building out the C-StarOne™ network is to attract consumers to actively use the Scour™ showcase service and act as hosts for digital files. The larger the network of digital hosts, the stronger the value of the C-StarOne™ CDN Services network. If we fail to attract a significant number of subscribers to Scour™, we may not be able to achieve anticipated C-StarOne™ CDN Services revenue.

If consumers are able to get music and video files for free, we may not be able to achieve anticipated revenue, which could lead to continued operating losses.

In March 2001, the largest Internet file sharing network, Napster, was ordered by a federal court to block the exchange of copyrighted music identified by the music labels. Our revenue expectations include significant C-StarOne™ CDN Services revenue from customers operating subscription based entertainment services. Third-party surveys of Napster and other free peer-to-peer exchange users indicate a willingness to pay for digital music files on a subscription basis by a majority of users if the files are not available for free. The record industry and the motion picture industry continue to attack several forms of illegal exchange of copyrighted files. However, if innovative software providers are able to develop alternative technologies for free file sharing, it may be difficult for our customers to attract and retain paying subscribers to subscription entertainment services, which would adversely affect our customers’ payments to us for our services.

If we are unable to successfully develop new capabilities for C-StarOne™ CDN Services, we may not be able to generate anticipated revenues, which could lead to continued operating losses.

We believe that the C-StarOne™ search and peer-to-peer file distribution technology, which is the basis of C-StarOne™ CDN Services and Scour™, can be applied in vertical markets outside of media and entertainment. We are pursuing a service provider, transaction-based licensing strategy to generate revenue from the use of the C-StarOne™ digital distribution channel. If we are unable to develop new service capabilities for C-StarOne™ CDN Services, our services may not be adopted in other markets and we may not achieve anticipated revenues or profitability.

If we are not able to compete effectively, we may not be able to generate anticipated technology and service revenues, which could lead to continued operating losses.

The CDN market is highly competitive. Many of our competitors may have greater resources and experience than we do. Though there has been some consolidation in the market, we expect competition to continue to be significant in the future. Our principal competitors include CDN service and product vendors, such as Akamai, Digital Island (recently purchased by Cable & Wireless), and Speedera. Smaller companies focused on rich media include Kontiki and BlueFalcon, Internet music distributors that use digital download, peer-to-peer or streaming technologies, such as MP3.com, Napster, Liquid Audio, Press Play, Real Networks, music labels and movie studios, as well as providers of digital entertainment services such as MusicNet, Listen.com and RioPort. Some of our competitors may have advantages over us, including:

•	Longer operating histories;

•	Larger installed customer bases;

•	Substantially greater financial, technical, sales and marketing resources;

•	Greater name recognition; and

•	The ability to more easily provide solutions for static and rich content.

Our current and potential competitors may establish cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products and technologies. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our ability to generate service revenues will suffer.

If we lose key personnel, we may not be able to continue our operations or to timely deploy our C-StarOne™ technology and services, which may delay or decrease anticipated revenues and lead to continued operating losses.

Our success depends largely upon the continued services of our executive officers and other key management and development personnel. The loss of the services of one or more of our executive officers, engineering personnel, or other key employees could have a material adverse effect on our ability to continue to operate our business and to timely deploy services and technology based on C-StarOne™, which may delay or decrease anticipated revenues and profitability. Our employees are employed on an “at will” basis and could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. Mr. Mark B. Conan resigned as CenterSpan’s Vice President of Finance, Administration and Chief Financial Officer effective December 31, 2002 to pursue other interests. Mr. Conan agreed to provide transition assistance for a period of three months under a part-time employment arrangement. In February 2003, Mr. Andrew Mallinger resigned as Vice President of Product Management and Marketing and Mr. Alfred Lee resigned as Vice President of Engineering. We do not plan on replacing those positions until further capital is raised.

If we are not able to attract and retain qualified personnel, we may not be able to timely market, sell and deploy services based on C-StarOne™, which may delay or decrease anticipated revenues and lead to continued operating losses.

Our future success also depends on our ability to attract and retain highly qualified personnel to market, sell and deploy services based on C-StarOne™. We may not be successful in attracting or retaining qualified personnel which could have a materially adverse effect on our ability to timely deploy services, which may delay or decrease anticipated revenues and profitability. We attempt to hire engineers with high levels of experience in marketing, selling, designing and developing software in time-pressured environments. There are a limited number of qualified personnel in our geographic location, resulting in intense competition for their services.

An adverse outcome of existing litigation against us and certain officers could harm our financial condition and business.

In August 2002, we and our Chief Executive Officer and our then President and Chief Operating Officer were named as defendants in a lawsuit filed by two former, non-executive officer employees. The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and seek damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation. We intend to vigorously defend this action. However, we cannot predict the outcome of this suit. We have not accrued for any potential liability related to this lawsuit. However, a negative outcome could have a material adverse effect on our financial condition and business.

We may not be able to establish partnerships to sell services based on C-StarOne™ in new vertical markets, which may delay or decrease revenues.

We do not currently have adequate marketing and sales personnel to sell services based on C-StarOne™ in vertical markets outside of media and entertainment. Rather than hire significant additional personnel, we are employing a business development strategy of partnering with market leaders in product sales and system integrators to sell into specific vertical markets, such as enterprise communications and storage, eLearning and digital media distribution for medical applications. We may not be able to establish partnerships with market leaders in product sales or system integrators in some or any vertical markets, which may delay or decrease expected revenues.

If we are unable to protect our intellectual property, competitors could obtain access to proprietary information, which could have a material adverse impact on future revenues.

We regard elements of C-StarOne™ as proprietary and are attempting to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Protecting our intellectual property may be time consuming and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any infringement or misappropriation could have a material adverse effect on our subscription and licensing revenues. New patent applications may not provide us with any competitive advantages, or may be challenged by third parties. Effective trademark, copyright, and trade secret protection may not be available in every country in which our technology is used. In addition, our competitors may independently develop similar technologies that may substantially limit the value of our intellectual property.

Others may bring intellectual property infringement claims against us, which could require significant resources to defend and could lead to restrictions on our current operations.

In addition to the technology we have developed internally, we have acquired or licensed technologies from other companies. Our internally developed technology, or the technology we acquired or licensed, may infringe on a third party’s intellectual property rights and third parties may bring claims against us alleging infringement of their intellectual property rights. Any infringement or claim of infringement could have a material adverse effect on our business, resulting in suspension of revenue generating activities or the payment of cash.

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

Any potential intellectual property litigation could also force us to do one or more of the following:

•	Cease selling, incorporating, or using technology, products or services that incorporate the challenged intellectual property;

•	Obtain a license to sell or use the relevant technology from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all; and

•	Redesign those technologies, products or services that incorporate the technology at issue.

Technology defects could inhibit our ability to attract customers or cause losses of customers, which would adversely affect our revenues.

Our technology may contain undetected errors, or “bugs”, when first introduced or as new versions or enhancements are released. Despite our internal testing, these errors may be discovered only after our technology has been installed and used by customers. These undetected errors may relate to components supplied to us. Our technology under development is complex as a result of factors including:

•	Advanced functionality;

•	The diverse operating environments in which the technology may be deployed; and

•	The multiple versions of our technology that will need to be supported for diverse operating platforms and standards.

The complexity of the technology we have under development and in operation increases the likelihood that it may contain errors when introduced. Problems encountered by customers could have a materially adverse affect our ability to attract and retain potential customers of C-StarOne™ CDN Services.

The market price for our common stock, like other technology stocks, may continue to be volatile, and decreases could adversely affect us.

The market price of CenterSpan’s common stock could decline due to the impact of any of the following factors:

•	Variations in our actual and anticipated operating results;

•	Changes in our earnings estimates by analysts; and

•	Our failure to meet investors’ and analysts’ performance expectations.

In addition, for many companies in the technology sector, continued price and volume volatility in the stock market has affected their stock prices. General stock market trends may continue to be negative for this sector and this may adversely affect the market price of our common stock even though our business prospects may be good.

If the market price of our common stock decreases, it may become more difficult for us to raise needed additional capital through the sale of equity securities and may result in increased dilution to our existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Financial Data

Independent Auditors’ Report

The Board of Directors
CenterSpan Communications Corporation

We have audited the accompanying consolidated balance sheets of CenterSpan Communications Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterSpan Communications Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company has suffered recurring losses from continuing operations, has limited cash on hand, and has yet to generate sustainable revenue streams. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Portland, Oregon
February 11, 2003

CenterSpan Communications Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,424	$5,276
Restricted cash	163	562
Income taxes receivable	164	—
Prepaid expenses and other	577	156

Total current assets	3,328	5,994
Plant and equipment, net	1,945	2,677
Other assets, net	3,454	2,637

Total assets	$8,727	$11,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$24	$225
Accounts payable	1,642	551
Accrued liabilities	149	603

Total current liabilities	1,815	1,379
Long-term portion of capital lease	49	—

Total liabilities	1,864	1,379

Commitments & contingencies (See Note 7)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 10,926,915 and 8,786,925 shares issued and outstanding	61,897	52,572
Common stock warrants	12,121	7,677
Accumulated deficit	(67,155)	(50,320)

Total shareholders’ equity	6,863	9,929

Total liabilities and shareholders’ equity	$8,727	$11,308

The accompanying notes are an integral part of these consolidated financial statements

CenterSpan Communications Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenue	$—	$51	$1
Operating expenses:
Operations and customer service	1,156	829	—
Research and engineering	4,107	7,035	4,692
Marketing and sales	4,457	6,195	1,985
General and administration	3,439	4,009	3,242
Depreciation and amortization	3,907	3,856	445

Total operating expenses	17,066	21,924	10,364

Loss from operations	(17,066)	(21,873)	(10,363)
Interest income	76	399	895
Interest expense	(9)	(62)	—

Loss from continuing operations before taxes	(16,999)	(21,536)	(9,468)
Benefit from income taxes	164	—	—

Loss before gain from disposal of discontinued operations	(16,835)	(21,536)	(9,468)
Gain from disposal of discontinued operations	—	674	—

Net loss	$(16,835)	$(20,862)	$(9,468)

Basic and diluted loss per share from continuing operations	$(1.65)	$(2.59)	$(1.52)

Basic and diluted gain per share from discontinued operations	$—	$0.08	$—

Basic and diluted net loss per share	$(1.65)	$(2.51)	$(1.52)

Shares used for per share calculations	10,190	8,309	6,231

The accompanying notes are an integral part of these consolidated financial statements

CenterSpan Communications Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from Operating Activities:
Net loss	$(16,835)	$(20,862)	$(9,468)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain from disposal of discontinued operations	—	(674)	—
Amortization	2,347	2,599	—
Impairment of intangibles	493	3,058	—
Depreciation	1,560	1,253	445
Net loss on retirement of assets	—	—	13
Stock options issued for services provided	—	519	—
Equity instruments issued for technology	—	750	1,300
Equity instruments issued for line of credit	86	—	—
Changes in operating assets and liabilities:
Restricted cash	399	1,858	(138)
Accounts receivable	—	—	4
Income taxes receivable	(164)	—	—
Prepaid expenses and other assets	(421)	(124)	150
Accounts payable and accrued liabilities	137	(1,319)	(232)

Net cash used in operating activities	(12,398)	(12,942)	(7,926)

Cash flows from investing activities:
Payments for purchase of plant and equipment	(349)	(865)	(2,467)
Capitalization of software development costs	(402)	—	—
Purchase of intangibles	(500)	—	(4,771)

Net cash used in investing activities	(1,251)	(865)	(7,238)

Cash flows from financing activities:
Payments on capital lease obligation	(229)	(450)	—
Proceeds from issuance of common stock and warrants	11,026	11,832	6,398

Net cash provided by financing activities	10,797	11,382	6,398

Decrease in cash and cash equivalents	(2,852)	(2,425)	(8,766)
Cash and cash equivalents:
Beginning of year	5,276	7,701	16,467

End of year	$2,424	$5,276	$7,701

Cash paid during the year for:
Interest	$9	$60	$—
Supplemental cash flow information:
Stock issued in connection with purchase of assets	$—	$—	$3,500
Assets purchased with capital lease	77	675	—
Purchase of technology with equity instruments	—	750	1,300
Purchase of goods and services with equity instruments	—	519	—
Accrued purchase of intangibles	500	—	—
Purchase of distribution rights with equity instruments	2,657	—	—
Equity instrument issued for standby commitment	555	—	—

The accompanying notes are an integral part of these consolidated financial statements

CenterSpan Communications Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Common Stock		Common		Total
			Stock	Accumulated	Shareholder”
	Shares	Amount	Warrants	Deficit	Equity

Balance at December 31, 1999	5,950	$31,736	$3,530	$(19,306)	$15,960
Exercise of stock options	240	1,398	—	—	1,398
Exercise of warrants	66	684	—	(684)	—
Warrant issued in exchange for technology	—	—	1,300	—	1,300
Common stock issued in exchange for specific assets	333	3,500	—	—	3,500
Common stock issued in private placement	714	5,000	—	—	5,000
Net loss	—	—	—	(9,468)	(9,468)

Balance at December 31, 2000	7,303	42,318	4,830	(29,458)	17,690
Exercise of stock options	80	592	—	—	592
Exercise of warrants	53	279	(279)	—	—
Common stock and warrants issued in private placements	1,284	8,114	3,126	—	11,240
Stock option issued in exchange for services	—	519	—	—	519
Common stock issued in exchange for technology	67	750	—	—	750
Net loss	—	—	—	(20,862)	(20,862)

Balance at December 31, 2001	8,787	52,572	7,677	(50,320)	9,929
Exercise of stock options	5	26	—	—	26
Common stock and warrants issued in private placements	1,851	8,067	2,933	—	11,000
Common stock issued in exchange for intangibles	284	1,701	956	—	2,657
Common stock warrants issued for standby commitment	—	(469)	469	—	—
Common stock warrant issued for prepaid expense	—	—	86		86
Net loss	—	—	—	(16,835)	(16,835)

Balance at December 31, 2002	10,927	$61,897	$12,121	$(67,155)	$6,863

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

CenterSpan currently develops and markets secure Internet content delivery solutions for media and communications service providers and the enterprise. C-StarOne™, the Company’s current offering, is a suite of modular content delivery solutions for delivering digital audio, video and data files. Components of C-StarOne™ enable content preparation, publishing, security, delivery and analytics for media and entertainment, communications service providers and large corporate customers.

The Company’s C-StarOne™ services suite is targeted at the Content Distribution Network (“CDN”) market serving communications service providers such as telecom companies, Multiple Service Operators (“MSO’s”) and Internet Service Providers (“ISP’s”), and media service providers like movie studios, music labels, publishers, distributors and portals.

The market for CenterSpan’s C-StarOne™ services is characterized by rapidly changing technology, evolving industry standards, and changing customer needs. CenterSpan believes that its future success will depend, in part, upon its ability to enhance its current offerings on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. An inability of CenterSpan to generate demand for its services, whether as a result of competition, technological change or other factors, could have a material adverse affect on the Company’s financial condition, results of operations and liquidity.

The consolidated financial statements include the accounts of CenterSpan Communications Corporation, an Oregon corporation, and its wholly-owned subsidiary, CSCC Corporation. Former subsidiaries, ThrustMaster (Europe) Limited, and ThrustMaster (Deutschland) GmbH, are no longer active. All inter-company transactions have been eliminated.

NOTE 2. Significant Accounting Policies

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the years ending December 31, 2002, 2001, and 2000, the Company has incurred losses from continuing operations of $16.8 million, $21.5 million, and $9.5 million, respectively, has limited cash on hand, and has yet to generate significant revenue streams.

During fiscal 2002, the Company has taken a number of steps to improve its financial condition including issuance of common stock under private placement agreements and reductions in work force. Management is pursuing strategies both to raise additional capital and establish sustainable revenue streams.

There is no assurance the Company will be able to obtain adequate working capital or generate sufficient revenues in the amounts needed to sustain its operations. The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less.

Restricted Cash. Restricted cash of $163,000 relates to letters-of-credit for deposit on an office lease.

Fair Value of Financial Instruments. CenterSpan’s financial instruments consist of accounts payable and capital lease obligations. For the periods presented, the fair value of CenterSpan’s accounts payable and capital leases is equal to its carrying value.

Plant and Equipment. Plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (two to seven years). Capitalized leases are amortized using the same method over the shorter of the estimated useful lives or the lease term. Replacements and improvements that extend the useful lives are capitalized. Maintenance and repairs and routine replacements are expensed as incurred. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains and losses are reflected in operations.

Other Assets. Other assets primarily consist of intangible assets including a customer list and a trade name purchased during 2000 from Scour, Inc., content distribution rights purchased from Sony in the first quarter of 2002 and capitalized research and engineering costs related to software developed for internal use. The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based on a comparison of the carrying amount of the assets to the estimated fair value of the assets, which is determined based on the discounted cash flow method or current market prices for similar assets when available. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which was adopted in January 2002, intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s intangible assets are being amortized over the remaining lives of the related assets of one to two years.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of change. The Company has recorded a valuation allowance for its entire deferred tax asset balance since it is uncertain whether it will be able to recognize the related tax benefits as a result of continuing losses.

Revenue Recognition. In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SFAS No. 48, “Revenue Recognition When Right of Return Exists,” the Company recognizes revenue when the earnings process is complete. The earnings process is considered complete when persuasive evidence of an arrangement between the customer and the Company exists, when delivery and acceptance has occurred or services have been rendered, when pricing is fixed or determinable, when any right of return lapses or is reasonably estimable, and when collectibility is reasonably assured. We consider differing market conditions such as the relative financial condition of our customers. These conditions do not impact the method by which we recognize revenues, although such conditions may affect the allowance for uncollectible receivables.

Software Development Costs, Research and Engineering Expense and Purchased Intangibles. Software development costs incurred for significant improvements or enhancements for software developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company follows SFAS No. 2, “Accounting for Research and Development Costs,” for software development costs and, therefore, charges them to expense as incurred. Capitalized software development costs, which are included in property, plant and equipment, totaled $402,000 at December 31, 2002. Such costs are amortized over a 24-month period and are evaluated for impairment in accordance with SFAS No. 144 on an annual basis, or more frequently if circumstances warrant.

The costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized. Those intangibles purchased for research that do not have an alternative future use in other research projects or otherwise are expensed as incurred. At December 31, 2002, we did not have any capitalized purchased technology.

Advertising. Advertising costs, which include direct advertising, cooperative advertising and marketing development funds, are expensed as incurred and totaled $795,000, $23,000 and $462,000 in 2002, 2001 and 2000, respectively.

Stock Based Compensation. CenterSpan accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the exercise price of the instrument granted and the fair value of the underlying stock. Non-employee stock-based compensation is determined in accordance with SFAS No. 123, utilizing the Black Scholes valuation methodology. Stock-based compensation is amortized over the vesting period of the related securities. The Company accounts for stock and stock options issued to non-employees in accordance with the provisions of Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net loss and net loss per share would approximate the pro forma disclosures below (in thousands except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss as reported	$(16,835)	$(20,862)	$(9,468)
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards, net of tax	(4,539)	(8,764)	(4,675)

Pro forma net loss	$(21,374)	$(29,626)	$(14,143)

Loss from continuing operations:
As reported	$(16,835)	$(21,536)	$(9,468)
Pro forma	(21,374)	(30,300)	(14,143)
Basic and diluted loss per share from continuing operations:
As reported	(1.65)	(2.59)	(1.52)
Pro forma	(2.10)	(3.65)	(2.27)
Gain from discontinued operations:
As reported	—	674	—
Pro forma	—	674	—
Basic and diluted loss per share from discontinued operations:
As reported	—	0.08	—
Pro forma	—	0.08	—
Net loss:
As reported	(16,835)	(20,862)	(9,468)
Pro forma	(21,374)	(29,626)	(14,143)
Basic and diluted net loss per share:
As reported	(1.65)	(2.51)	(1.52)
Pro forma	(2.10)	(3.57)	(2.27)

The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts.

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

Shares used for basic and diluted earnings per share (“EPS”) are the same for all periods presented since CenterSpan was in a loss position. Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Stock options	4,012	3,673	2,143
Stock warrants	3,330	1,185	599

Total	7,342	4,858	2,742

Comprehensive Income (Loss). CenterSpan has adopted the accounting treatment prescribed by SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Comprehensive loss was the same as the net loss for 2002, 2001 and 2000.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by management primarily relate to the estimated lives of intangible assets and the fair value of such assets.

Reclassifications. Certain reclassifications, none of which affected operating or net loss, have been made to conform to the current year presentation.

NOTE 3. Discontinued Operations: Disposal of Hardware Business Assets

In October 1999, Guillemot Corporation S.A. (“Guillemot”) purchased certain CenterSpan assets for a total price of $15.0 million, of which $2.25 million was retained in escrow and was to be released to CenterSpan pursuant to a schedule provided in the parties’ escrow agreement. In June 2000, CenterSpan filed a lawsuit for breach of contract against Guillemot. CenterSpan alleged that Guillemot breached the terms of the escrow agreement by prohibiting the scheduled release of escrow funds to CenterSpan. In March 2001, CenterSpan and Guillemot entered into a settlement agreement and mutual release under which CenterSpan received approximately $1.4 million of restricted cash from escrow. Guillemot received approximately $1.0 million from escrow, consisting of amounts collected on their behalf of approximately $318,000 and downward purchase price adjustments of approximately $682,000. No amounts remained in escrow at December 31, 2002 or 2001. The purchase price adjustments made pursuant to the asset purchase agreement mainly related to uncollected accounts receivable. In connection with the release of the restricted cash and final settlement with Guillemot, CenterSpan recognized a gain on disposal of discontinued operations in 2001 of $674,000.

NOTE 4. Plant and Equipment

Plant and equipment consisted of the following at December 31 (in thousands):

	2002	2001

Computers and other equipment	$4,638	$4,232
Capitalized software costs	402	—
Tooling	3	3
Furniture and fixtures	480	538
Leasehold improvements	174	165

	5,697	4,938
Less: Accumulated depreciation and amortization	(3,752)	(2,261)

	$1,945	$2,677

NOTE 5. Other Assets

Other assets consisted of the following at December 31 (in thousands):

	2002	2001

Sony content distribution rights	$3,657	$—
Scour, Inc. customer list	—	1,000
Scour, Inc. trade name	2,438	2,438
Other	23	23

	6,118	3,461
Less: Accumulated amortization	(2,664)	(824)

	$3,454	$2,637

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based on a comparison of the carrying amount of the assets to the estimated fair value of the assets, which is determined based on the discounted cash flow method or current market prices for similar assets when available. Based on these analyses, the Company recorded impairment charges totaling $2.5 million in 2001 and $493,000 in 2002 related to the customer list acquired from Scour, Inc. and $579,000 in 2001 related to purchased technology.

NOTE 6. Accrued Liabilities

     Accrued liabilities consisted of the following at December 31 (in thousands):

	2002	2001

Accrued bonuses	$—	$397
Accrued vacation	112	163
Other liabilities	37	43

	$149	$603

NOTE 7. Commitments, Contingencies and Factors That Could Affect Future Results

Commitments

In February 2002, CenterSpan entered into an agreement with Sony Music, a group of Sony Music Entertainment, Inc., wherein Sony provides CenterSpan with certain musical content for it to distribute digitally via its C-StarOne™ content delivery network to various C-StarOne™ service provider customers and their subscribers in the U.S. and Canada. In exchange, CenterSpan issued to Sony 283,556 shares of its common stock valued at $1.7 million and a warrant to purchase 189,037 shares of its common stock at an exercise price of $8.11 per share. In addition, CenterSpan agreed to pay an initial content fee of $500,000 in connection with the execution of the agreement and an additional content fee of $500,000 on September 1, 2002, as well as quarterly advance minimum service fees of $250,000 each for four quarters beginning September 1, 2002. CenterSpan has not made the $500,000 payment due September 1, 2002 nor the $250,000 payments which were due on each of September 1, 2002, December 1, 2002 and March 1, 2003. CenterSpan and Sony are currently renegotiating this agreement. Depending on the outcome of the renegotiations with Sony, the remaining value of the related intangible asset may be impaired. The amount of the impairment is not known at this time, but it could have a material adverse affect on our financial condition and business. (See also Note 9).

CenterSpan leases facilities and equipment under non-cancelable operating leases. Certain of the facility leases contain escalation clauses. CenterSpan also leases certain equipment under a capital lease. The following is a schedule by year, through expiration of the leases, of future minimum lease payments required under these leases as of December 31, 2002:

	Capital Lease	Operating Leases
For the year ending December 31,
2003	$29	$584
2004	29	411
2005	24	102

Total minimum lease payments	82	$1,097

Less amounts representing interest	(9)

Present value of future minimum lease payments	73
Less current portion	(24)

Present value of minimum lease payments	$49

Under the agreements for the lease of its office facilities, CenterSpan is obligated to the lessors for its share of certain expenses related to the use, operation, maintenance and insurance of the properties. These expenses, payable monthly in addition to the base rent, are not included in the amounts shown above. Rental expense totaled $468,000, $441,000 and $222,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has entered into arrangements with its two executive officers providing for severance payments in the event they are terminated without cause, or terminated as a result of a change in control.

NOTE 8. Legal Proceedings

In August 2002, the Company, its Chief Executive Officer and its President and Chief Operating Officer were named as defendants in a lawsuit filed by two former, non-executive officer employees. The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and seek damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation. The Company intends to vigorously defend this action. The Company cannot predict the outcome of this suit. The Company has not accrued for any potential liability related to this lawsuit. However, a negative outcome could have a material adverse effect on its financial condition.

NOTE 9. Changes in Equity

In June 2002, CenterSpan entered into a definitive stand-by stock purchase agreement with an accredited investor who is also a related party. Under the terms of the agreement, the investor unconditionally agreed to purchase up to 833,333 shares of CenterSpan’s common stock at a price of $6.00 per share, upon the Company’s request at any time from July 2002 through December 2002, representing total maximum proceeds to the Company of $5.0 million. As compensation for entering into this agreement, on June 10, 2002, the Company issued to the investor a three-year warrant to purchase 100,000 shares of CenterSpan’s common stock at $10.67 per share. The warrant issued to the investor was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years. The relative fair value of the warrant was $447,000 and was shown as a reduction to common stock.

In connection with this agreement, the Company issued a warrant to purchase 10,000 shares of CenterSpan’s common stock at $10.67 per share as a finder’s fee. This warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 93%; and contractual life, 3 years. The fair value of the warrant was $22,000.

In August 2002, CenterSpan sold 833,333 shares of its common stock for $6.00 per share for total proceeds of $5.0 million to one accredited investor who is also a related party pursuant to the stand-by stock purchase agreement discussed above. In connection with this issuance, CenterSpan issued a warrant exercisable for 733,333 shares of its common stock at $10.67 per share. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.0%; volatility, 93.6%; and contractual life, 3 years. The relative fair value of the warrants was $585,000. In addition, a warrant exercisable for 73,333 shares of CenterSpan’s common stock was issued as a finder’s fee in connection with this stock sale. This warrant was also valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.0%; volatility, 93.6%; and contractual life, 3 years. The fair value of the warrant was $59,000.

In April 2002, CenterSpan sold a total of 22,000 units for $6.00 per unit to certain directors and employees for total proceeds to the Company of $132,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock for $10.67 per share. The price per unit reflected a discount of approximately 25% from the February 2002 trailing 10-day volume-weighted average price of the Company’s common stock, with a premium of approximately 35% for the attached warrant. The warrants are immediately exercisable and expire March 31, 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years. The relative fair value of the warrants was $49,000.

In March 2002, CenterSpan sold 333,333 units of the Company to a total of six accredited investors for $6.00 per unit for total proceeds to the Company of $2.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for

$10.67 per share. The warrants are immediately exercisable and expire March 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years. The relative fair value of the warrants was $765,000.

In March 2002, CenterSpan issued a warrant to a related party to purchase 20,000 shares of the Company’s common stock at $7.20 per share in connection with a line of credit commitment. The line of credit commitment expired unused. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years. The fair value of the warrant was $86,000.

In February 2002, CenterSpan entered into an agreement with Sony Music Entertainment (see Note 7). In exchange, CenterSpan issued to Sony 283,556 shares of its common stock and a warrant to purchase 189,037 shares of its common stock at an exercise price of $8.11 per share. The 283,556 shares of common stock issued to Sony were valued at $1.7 million, representing a discount of approximately 25% from the trailing 10-day volume-weighted average price of the Company’s common stock. The warrant to purchase 189,037 shares of CenterSpan’s common stock has an exercise price of $8.11 per share and was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years. The fair value of the warrant was $956,000.

In February 2002, CenterSpan sold 662,667 units of the Company to a total of twelve accredited investors for $6.00 per unit for total proceeds to the Company of $4.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock for $10.67 per share. The warrants are immediately exercisable and expire February 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 3.6%; volatility, 92.7%; and contractual life, 3 years. The relative fair value of the warrants was $1.5 million.

In August 2001, CenterSpan purchased certain assets from Supertracks.com, Inc. for total consideration of 66,905 shares of the Company’s common stock with a total value of $750,000 on the date of purchase. The $750,000 was recorded as research and engineering expense as the technology was being used in a product then under development and for which no alternative use exists.

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

In December 2000 and February 2001, CenterSpan sold an aggregate of 1,428,572 shares of its common stock to an accredited investor for $7.00 per share for total proceeds of $10.0 million. In conjunction with this issuance, the Company issued warrants exercisable for an aggregate of 170,000 shares of its common stock to five designees of the investor’s financial consultant. The warrants are immediately exercisable at a price of $9.063 per share and expire in December 2005. The warrants were valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 90%; and contractual life, 5 years. The relative fair value of the 170,000 warrants issued was $1.0 million.

In December 2000, CenterSpan issued 333,333 shares of its common stock in connection with the purchase of the assets of Scour, Inc. The shares were valued at $10.50 per share.

In April 2000, CenterSpan issued a warrant to purchase 125,000 shares of its common stock at $13.41 per share, which represented a 15% discount to an average of the preceding 10-day closing stock price, to Intel Corp. in exchange for certain technology. The warrant vested immediately and is exercisable until April 21, 2005. The warrant was valued using the Black-Scholes model using the following assumptions: expected dividends, 0%; risk-free interest rate, 5.9%; volatility, 83%; and contractual life, 5 years. The fair value of the warrant was $1.3 million.

NOTE 10. Warrants

All warrants are immediately exercisable for shares of the Company’s common stock. The following table summarizes warrant transactions:

				Warrant		Weighted
			Shares	Shares		Average
		Warrant	Acquired	Outstanding at		Exercise
	Shares Subject	Shares	Upon	December 31,	Expiration	Price
Date Issued	to Warrant	Cancelled	Exercise	2002	Date	Per Share

08/09/99	200,000	—	—	200,000	08/09/04	$18.09
08/30/99	30,000	—	—	30,000	08/30/04	18.26
01/28/99	35,377	—	—	35,377	01/28/04	20.00
01/28/99	35,377	—	—	35,377	01/28/04	22.40
04/21/00	125,000	—	—	125,000	04/21/05	13.41
12/18/00	85,000	—	—	85,000	12/18/05	9.06
02/23/01	85,000	—	—	85,000	12/18/05	9.06
06/20/01	501,452	—	—	501,452	06/20/04	18.68
06/22/01	88,733	—	—	88,733	06/20/04	18.68
02/08/02	662,667	—	—	662,667	02/08/05	10.67
02/27/02	189,037	—	—	189,037	02/27/05	8.11
03/28/02	333,333	—	—	333,333	03/27/05	10.67
03/29/02	20,000	—	—	20,000	03/28/05	7.20
04/01/02	22,000	—	—	22,000	03/31/05	10.67
06/10/02	110,000	—	—	110,000	06/10/05	10.67
08/22/02	806,666	—	—	806,666	08/22/05	10.67

	3,329,642			3,329,642		$12.64

NOTE 11. Stock Option Plans

Options

CenterSpan has adopted a stock option plan for employees and directors (as amended, the “1998 Plan”) and has reserved 4,850,000 shares of common stock for issuance thereunder. The 1998 Plan provides for incentive stock options and nonqualified options to be granted. CenterSpan previously made grants under the 1994 Stock Option Plan, the 1994 Directors’ Stock Option Plan, and a nonqualified plan adopted in 1990, under which a total of 1.2 million shares had been reserved. In May 1998, any ungranted options and any future forfeitures under the 1994 and 1990 option plans were transferred to the 1998 Stock Option Plan. At December 31, 2002, CenterSpan had 3,638,324 shares of its common stock reserved for issuance under the 1998 Plan and all previous plans combined.

CenterSpan has also issued options covering 400,000 shares of common stock outside of the 1998 Plan, for which it had 387,500 shares of common stock reserved for issuance at December 31, 2002.

During 2000, the Board of Directors adopted the 2000 Nonqualified Stock Option Plan (the “2000 Nonqualified Plan”) and approved the reservation of 900,000 shares of the Company’s common stock for issuance thereunder. At December 31, 2002, 796,628 shares of the Company’s common stock remained reserved for issuance.

During 2001, the Board of Directors adopted a non-employee stock option plan and reserved 500,000 shares of the Company’s common stock for issuance thereunder. At December 31, 2002, 490,000 shares of the Company’s common stock remained reserved for issuance.

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

			Weighted
			Average
	Shares	Shares	Exercise
	Available for	Subject to	Price
	Grant	Options	Per Share

Balances, December 31, 1999	419,249	1,182,188	$10.01
Additional shares reserved	1,425,000	—	—
Options granted	(1,410,675)	1,410,675	13.38
Options cancelled	210,500	(210,500)	16.50
Options exercised	—	(239,400)	5.91

Balances, December 31, 2000	644,074	2,142,963	11.99
Additional shares reserved	1,873,000	—	—
Options granted	(2,125,000)	2,125,000	11.16
Options cancelled	514,668	(514,668)	13.93
Options exercised	—	(79,984)	7.41

Balances, December 31, 2001	906,742	3,673,311	11.31
Additional shares reserved	750,000	—	—
Options granted	(1,345,233)	1,345,233	3.34
Options cancelled under shareholder approved plans	988,558	(988,558)	10.69
Options cancelled under non-shareholder approved plans	—	(12,500)	23.88
Options exercised	—	(5,101)	5.13

Balances, December 31, 2002	1,300,067	4,012,385	$8.76

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
Range of	Number	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$1.99 - $5.45	1,729,192	8.8	$3.22	402,193	$3.77
6.00 - 9.88	547,683	8.1	8.03	351,480	7.92
10.50 - 13.69	1,139,052	8.1	12.69	536,236	12.79
14.25 - 18.00	462,208	7.4	16.10	331,562	15.96
23.88 - 26.00	134,250	7.1	24.34	100,000	24.22

$1.99 - $26.00	4,012,385	8.3	$8.76	1,721,471	$10.96

At December 31, 2001 and 2000, 790,074 and 475,284 options, respectively, were exercisable at weighted average exercise prices of $9.68 per share and $7.74 per share, respectively.

SFAS No. 123

The Company applies APB opinion No. 25 and related interpretations in accounting for its stock based compensation plans. However, in accordance with SFAS No. 123, pro forma disclosures as if the Company adopted the fair value method requirements under SFAS No. 123 for all awards subsequent to January 1, 1995, are presented below.

Using the Black-Scholes methodology, the total value of options granted during 2002, 2001 and 2000 was $2.8 million, $14.5 million and $10.4 million, respectively. The weighted average per share fair value of options granted during 2002, 2001 and 2000 was $2.07, $7.03 and $7.81, respectively. The fair value of each option granted during the years ended 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	1.9% - 4.4%	2.8%-4.8%	5.2%-6.8%
Expected dividend yield	0%	0%	0%
Expected lives (years)	5	5	5
Volatility	96%	93%	89%

NOTE 12. Income Taxes

The provision for income taxes differs from the amount of income taxes determined by applying the statutory federal income tax rate to income from continuing operations due to the following:

	Year Ended December 31,

	2002	2001	2000

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income taxes	(4.2)	(4.5)	(4.4)
Change in valuation allowance	41.4	41.7	38.4
Carryback of tax credit	(1.0)	—	—
Other, net	(3.2)	(3.2)	—

Effective tax rate	(1.0)%	—%	—%

Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Expenses and allowances not currently deductible	$3,804	$122
Net operating loss carryforwards	22,971	20,034
Credit carryforwards	987	739

Net deferred income taxes	27,762	20,895
Valuation allowance	(27,762)	(20,895)

	$—	$—

The net change in total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was an increase of $6.9 million, $8.7 million and $3.8 million, respectively.

The Company has established a valuation allowance for its deferred tax assets. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $3.5 million as of December 31, 2002. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

The Company has federal, state, and foreign net operating loss carryforwards of $54.3 million, $69.8 million and $6.6 million, respectively, which expire through the end of 2002. The Company has research and experimentation credits of $987,000 that expire through 2022.

Section 382 of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than fifty percent in ownership of the Company. Such a change occurred in conjunction with the sale of common stock in December of 2000. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to this change is limited.

As the result of the Job Creation and Worker Assistance Act of 2002, we recorded a tax refund of $164,000 in 2002 from a tax credit carryback to 1996 and 1997 which was received in February 2003.

NOTE 13. 401(k) Plan

The Company has a 401(k) Plan covering substantially all employees meeting minimum service requirements. The 401(k) Plan allows the Company to make discretionary matching contributions. The Company provided discretionary contributions of $57,000, $41,000, and $36,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 14. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2002 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2001
Revenue	$12	$—	$39	$—
Loss from continuing operations	(4,494)	(4,931)	(5,648)	(6,463)
Gain on disposal of discontinued operations	604	—	—	70
Net loss	(3,890)	(4,931)	(5,648)	(6,393)
Basic and diluted loss per share from continuing operations	(0.59)	(0.61)	(0.65)	(0.74)
Basic and diluted gain per share from disposal of discontinued operations	0.08	—	—	0.01
Basic and diluted net loss per share	(0.51)	(0.61)	(0.65)	(0.73)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2002
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(4,096)	(5,633)	(3,560)	(3,546)
Basic and diluted net loss per share	(0.44)	(0.56)	(0.34)	(0.33)

In the fourth quarter of 2001 and 2002, the Company recorded an impairment charge of $2.5 million and $493,000, respectively, related to a customer list, as discussed in Note 5.

NOTE 15. Subsequent Events

Reduction in Force

In February 2003, the Company announced a reduction in force in order to reduce its quarterly cash burn rate to approximately $1.0 million. In addition, Mr. Andrew Mallinger resigned as Vice President of Product Management and Marketing and Mr. Alfred Lee resigned as Vice President of Engineering. Following this reduction and these resignations, the Company had seventeen employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be included in CenterSpan’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in CenterSpan’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The additional information required by this item will be included in CenterSpan’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Disclosure Regarding CenterSpan’s Equity Compensation Plans

CenterSpan maintains the 1998 Stock Option Plan (“1998 Plan”), the 2000 Nonqualified Stock Option Plan (the “2000 Plan”) and the 2001 Non-Employee Option Plan (the “2001 Plan”) pursuant to which CenterSpan may make equity awards to eligible persons. Additionally, certain awards granted under the 1990 Nonqualified Stock Option Plan (the “1990 Plan”) and the Directors’ Nonqualified Stock Option Plan (the “1994 Directors’ Plan”) remain outstanding and CenterSpan has awarded options to certain of its directors and officers outside of the plans. The 1990 Plan, the 1994 Directors’ Plan and the 1998 Plan have been approved by CenterSpan’s shareholders. The 2000 Plan, the 2001 Plan and the options granted outside of the plans were not approved by CenterSpan’s shareholders. The material terms of those plans, options are described below.

The following table summarizes information about CenterSpan’s common stock that may be issued upon exercise of outstanding equity awards made as of December 31, 2002 under and outside of CenterSpan’s existing equity compensation plans:

			Number of securities
	Number of securities to	Weighted average	remaining available for future
	be issued upon	exercise price of	issuance under equity
	exercise of outstanding	outstanding	compensation plans
	options, warrants and	options, warrants	(excluding securities reflected
Plan Category	rights	and rights	in the first column)

Equity compensation plans approved by shareholders	3,038,870 (1)	$8.06	599,454 (3)
Equity compensation plans not approved by shareholders	973,515 (2)	10.93	700,613 (4)

Total	4,012,385	$8.76	1,300,067

(1)	Comprised of 32,960 shares issuable under our 1990 Plan, 20,600 shares issuable under our 1994 Directors’ Plan and 2,985,310 shares issuable under our 1998 Plan.

(2)	Comprised of 586,015 shares issuable under our 2000 Plan and 387,500 share subject to options issued to employees outside any of our equity compensation plans

(3)	All shares are available under our 1998 Plan.

(4)	Comprised of 210,613 shares available under our 2000 Plan and 490,000 shares available under our 2001 Plan.

2000 Nonqualified Stock Option Plan and 2001 Non-Employee Option Plan

CenterSpan’s Board of Directors adopted the 2000 Nonqualified Stock Option Plan in 2000 and adopted the 2001 Non-Employee Option Plan in 2001. Neither the 2000 Plan, nor the 2001 Plan have been approved by CenterSpan’s shareholders. The 2000 Plan and the 2001 Plan are sometimes referred to collectively in this section as “the Plans.”

Shares Available

The 2000 Plan reserved up to 900,000 shares of CenterSpan’s Common Stock for issuance pursuant to options granted thereunder. The 2001 Plan reserves up to 500,000 shares of CenterSpan’s Common Stock for issuance pursuant to options granted thereunder. Both Plans permit grants of non-statutory stock options (“NSOs”). If an option granted under either Plan expires, terminates or is cancelled, the shares subject to such option again become available for issuance under the applicable Plan.

Eligibility

All employees, officers and directors of CenterSpan and its subsidiaries are eligible to participate in the 2000 Plan. Non-employee consultants, agents, independent contractors and advisors who provide services to CenterSpan or its subsidiaries are also eligible to participate. In any given three-year period beginning October 1 to the following third September 30, CenterSpan’s officers and directors may not receive options involving more than an aggregate of 49% of the shares of Common Stock subject to the total aggregate number of options granted during any single three-year period.

Non-employee service providers, suppliers, consultants, advisors and independent contractors who provide bona-fide, non-capital raising services to CenterSpan or a related company are eligible to participate in the 2001 Plan.

Administration

The Compensation Committee of the Board of Directors administers the 2000 Plan and the 2001 Plan. The Compensation Committee may designate, from time to time, the individuals to whom options are granted under the Plans, the option price, the number of shares subject to each option, the period of each option and the times at which options vest and may be exercised. The Compensation Committee has the full and exclusive power to interpret the 2000 Plan and the 2001 Plan and may, subject to the provisions of the each of the Plans, establish the rules for their operation. The Plans may only be amended, modified or terminated by the Board.

Term of Plan

Neither the 2000 Plan, nor the 2001 Plan has an expiration date, but the Board of Directors may suspend or terminate either of the Plans at any time.

Stock Options

Options granted under either of the Plans generally continue in effect for the period fixed by the Compensation Committee. If no term is fixed, options shall be exercisable for ten years from the date of grant. No monetary consideration is paid to CenterSpan upon the granting of options. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant. Except as otherwise determined by the Compensation Committee, options granted under the 2001 Plan are nontransferable and options granted under the 2000 Plan are nontransferable except on death. The Compensation Committee shall establish whether an option will continue to be exercisable if an optionee ceases to be employed by or in the service of CenterSpan or a related company. If the Compensation Committee does not so establish, the vested options shall be exercisable after termination of employment or service on the earliest of (i) the option’s expiration date; (ii) within 12 months following termination of employment or service by reason of death or disability; or (iii) 90 days following termination for any other reason. Notwithstanding the foregoing, under the 2001 Plan, if the optionee’s service terminates for cause, the option expires upon notice of such termination. The purchase price for each share purchased pursuant to exercise of options under the 2000 Plan must be paid in cash or by check or in other forms of consideration permitted by the Compensation Committee. The purchase price for each share purchased pursuant to exercise of options under the 2001 Plan may also be paid in shares of Common Stock valued at fair market value that have been owned by the optionee for at least six months (or any shorter period necessary to avoid a charge to CenterSpan’s earnings for financial reporting purposes). Upon the exercise of an option, the number of shares subject to the option and the number of shares available under the relevant Plan for future option grants are reduced by the number of shares with respect to which the option is exercised, less any shares surrendered in payment or withheld to satisfy withholding obligations.

Changes in Capital Structure

Both Plans provide that if the outstanding Common Stock of CenterSpan is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of CenterSpan or of another corporation due to any recapitalization, merger, consolidation, stock split or certain other transactions, appropriate adjustment will be made by the Compensation Committee in the number and kind of shares available for awards under each of the Plans and the number and kind of securities that are subject to the Plans and to any outstanding option.

Amendments

The Board of Directors may at any time amend, suspend or terminate either of the Plans in such respect as it shall deem advisable; provided that shareholder approval must be obtained if required by law.

Tax Consequences

No income is realized by the grantee under federal income tax law until a stock option is exercised. All of the stock options granted under the 2000 Plan and the 2001 Plan are NSOs. At the time of exercise of an NSO, the optionee will realize ordinary compensation income, and CenterSpan will generally be entitled to a deduction, in the amount by which the market value of the shares subject to the option at the time of exercise exceeds the exercise price. CenterSpan’s deduction is conditioned upon withholding income taxes on the income amount. Upon the sale of shares acquired upon exercise of an NSO, the excess of the amount realized from the sale over the market value of the shares on the date of exercise will be taxable to the optionee.

Section 162(m) of the Code limits to $1,000,000 per person the amount that CenterSpan may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. Because neither of the Plans were approved by CenterSpan’s shareholders, compensation received through the exercise of options granted under the 2000 Plan or the 2001 Plan’s subject to the $1,000,000 deduction limit.

Other Non-Shareholder Approved Equity Arrangements

On February 23, 2001, we issued nonqualified stock options to three of our officers to purchase 125,000 shares each of our common stock at an exercise price of $13.438 per share. These options were not awarded pursuant to any of our equity compensation plans. Because each option was issued as an inducement essential to the officer’s entering into employment with CenterSpan, shareholder approval of the options was not required. One quarter of the shares subject to each option vested and became exercisable on the first anniversary of the grant and an additional 1/48 of the shares vest monthly thereafter. One of the optionees resigned on February 7, 2003, the second optionee resigned on February 14, 2003 and the third optionee resigned on February 28, 2003. At the time of their resignations, 59,896, 59,896 and 62,500 shares, respectively, were vested under each option. The options will terminate and no longer be exercisable on May 8, 2003, May 15, 2003 and May 29, 2003, respectively if not exercised prior to that date. Except as permitted by the Compensation Committee the options are nontransferable except on death. The options provide for the payment of the exercise price in cash, by check or any other method permitted by the Compensation Committee.

On February 3, 2000, we issued a stock option to Steven Frison to purchase 125,000 shares of our common stock at an exercise price of $23.875 per share. The option incorporates the terms and conditions of our 1998 Plan. When the grant was made, the 1998 Plan limited one-time grants to newly hired individuals to 100,000 shares. Therefore, the portion of the option granted to purchase 25,000 shares in excess of the 100,000 share limitation was awarded outside of any of our equity compensation plans. Because the option was issued as an inducement essential to Mr. Frison’s entering into employment with CenterSpan, shareholder approval of the option was not required. Pursuant to its terms, one-quarter of the shares subject to the option vest and become exercisable on each of the first four anniversaries of the grant date. Mr. Frison resigned on November 15, 2002. At that time, 75,000 shares were vested under the option. The option terminated unexercised on February 15, 2003. The option is nontransferable except on death. Payment of the exercise price must be made in cash or by check.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in CenterSpan’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our Chief Executive Officer and acting Chief Financial Officer does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by individual acts or some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Reports on Form 8-K

CenterSpan filed one report on Form 8-K during the quarter ended December 31, 2002 regarding the resignation of CenterSpan’s Chief Financial Officer on December 31, 2002.

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.

2.1(1)	Asset Purchase Agreement dated December 18, 2000 between CenterSpan and Scour, Inc.

2.2(2)	Asset Purchase Agreement between CenterSpan and Supertracks.com, Inc. dated August 3, 2001

3.1(12)	Articles of Incorporation, as amended

3.2(3)	Amended and Restated Bylaws

10.1(12)*	1998 Stock Option Plan, as amended

10.2(4)*	2000 Nonqualified Stock Option Plan

10.3(5)*	Directors’ Nonqualified Stock Option Plan, dated July 19, 1994, as amended

10.4(14)*	2001 Non-Employee Option Plan

10.5(3)	Leases, dated March 13, 1996, between Pacific Realty Associates, L.P. and the Company, as amended

10.6(6)*	Form of Change-in-Control Agreement for all officers of CenterSpan Communications Corporation

10.7(7)	Software Development and License Agreement dated August 9, 1999 between Intel Corporation and the Company, as amended (confidential treatment requested for portions of this exhibit

10.8(8)	Settlement Agreement and Mutual Release dated March 27, 2001 between CenterSpan Communications Corporation and Guillemot Corporation, S.A.

10.9(9)+	Form of Unit Purchase Agreement dated June 20, 2001

10.10(9)+	Form of Common Stock Purchase Warrant dated June 20, 2001

10.11(9)	License Agreement dated April 12, 2001 and Term License Lease Schedule between Oracle Corporation and CenterSpan Communications Corporation. [DELETE?]

10.12(10)	Securities Purchase Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto

10.13(10)	Form of Callable Warrant

10.14(10)	Registration Rights Agreement dated as of January 28, 1999 among the Company and the Purchasers party thereto

10.15(5)	Common Stock Purchase Agreement, dated as of August 6, 1999, between the Company and Peter R. Kellogg

10.16(5)	Form of Warrant issued to Lucas Capital Management

10.17(12)	Content Integration Agreement dated as of February 27, 2002 between CenterSpan and Sony Music, a group of Sony Entertainment, Inc. (confidential treatment requested for portions of this exhibit)

10.18(11)	Common Stock Purchase Agreement dated December 18, 2000

Exhibit No.

10.19(11)	Form of Common Stock Purchase Warrant dated December 18, 2000

10.20(13)	Standby Investment Agreement dated June 10, 2002 between CenterSpan and Peter R. Kellogg

10.21(13)	Standstill Agreement dated June 10, 2002 between CenterSpan and Peter R. Kellogg

10.22(13)	Form of Warrant issued to Peter R. Kellogg

10.23	Form of Warrant issued to certain Investment Advisors.

10.24(14)*	Steven Frison Stock Option Agreement

10.25(14)*	Michael Kassan Stock Option Agreement

10.26(14)*	Andy Mallinger Stock Option Agreement

10.27(14)*	Howard Weitzman Stock Option Agreement

21(4)	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney (included on signature page)

99.1	Certification of Frank G. Hausmann, Jr. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensatory plan

+	A Schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such other documents are substantially identical to this exhibit. The schedule also sets forth material details by which the omitted documents differ from this exhibit.

	(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2001.

	(2)	Incorporated by reference to a registration statement on Form S-3 (File No. 333-68192) as filed with the Securities and Exchange Commission on August 22, 2001.

	(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

	(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

	(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

	(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

	(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

	(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

	(11)	Incorporated by reference to the Company’s definitive proxy statement for the February 22, 2001 Special Meeting of Shareholders filed with the Securities and Exchange Commission on January 31, 2001.

	(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

	(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	(14)	Incorporated by reference to a registration statement on Form S-8 (File No. 333-59610) as filed with the Securities and Exchange Commission on April 26, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: March 28, 2003		CENTERSPAN COMMUNICATIONS CORPORATION

	By	/s/ Frank G. Hausmann, Jr.
Frank G. Hausmann, Jr., President, Chief Executive Officer, Chairman of the Board and acting Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Frank G. Hausmann, Jr. as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003:

Signature	Title

/s/ Frank G. Hausmann, Jr. Frank G. Hausmann, Jr.	President, Chief Executive Officer, (Principal Executive Officer), acting Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

/s/ David Billstrom	Director

David Billstrom

/s/ Merrill A. McPeak	Director

Merrill A. McPeak

/s/ G. Gerald Pratt	Director

G. Gerald Pratt

/s/ Frederick M. Stevens	Director

Frederick M. Stevens

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frank G. Hausmann, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of CenterSpan Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Frank G. Hausmann, Jr.

Chief Executive Officer and acting Chief Financial Officer