Form 10-K/A
period 2002-12-31
CENTERSPAN COMMUNICATIONS CORP
filed 2003-04-30
CIK 932290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K/A

☒ AMENDMENT NO. 1 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

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

Explanatory Notes

The information required by Part III, Items 10 through 13, was to be incorporated by reference to the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders.  The Registrant’s Proxy Statement will not be filed with the Commission within the 120-day period after the end of the Registrant’s fiscal year.  Part III, Items 10 through 13 are therefore filed herewith.

PART III

Item 10.                   Directors & Executive Officers

NAME	AGE	POSITION WITH COMPANY
Frank G. Hausmann	45	Chairman of the Board, Chief Executive Officer, President, and acting Chief Financial Officer
David Billstrom	41	Director
General Merrill A. McPeak	67	Director
G. Gerald Pratt	75	Director
Frederick M. Stevens	66	Director
Richard S. Sadowsky	40	Vice President of Engineering, New Technology and Chief Technology Officer

The term of each director expires upon the election and qualification of such director’s successor.

Frank G. Hausmann, 45, became a member of the Board of Directors in October 1998 and was elected Chairman of the Board in March 2000.  Mr. Hausmann has been employed by CenterSpan since July 1998, serving as Chief Executive Officer since  October 1998.  Mr. Hausmann served as President from October 1998 until June 2001.  He was again appointed President in November 2002.  Mr. Hausmann served as Vice President, Finance and Administration and Chief Financial Officer from July 1998 until October 1998.  He was appointed acting Chief Financial Officer in January 2003.  From August 1997 to May 1998, Mr. Hausmann was Vice President, Finance and Chief Financial Officer of Atlas Telecom, Inc., a developer of enhanced facsimile and voice-mail solutions.  From September 1995 to July 1997, Mr. Hausmann served as Vice President, Corporate Development and General Counsel of Diamond Multimedia Systems, Inc., a designer and marketer of computer peripherals such as modems and graphics and sound cards. From June 1993 to September 1995, Mr. Hausmann was Executive Vice President and Chief Financial Officer for Supra Corporation, a designer and marketer of modems that was acquired by Diamond Multimedia Systems, Inc. in September 1995. Mr. Hausmann received B.S. degrees in economics and political science from Willamette University and a J.D. degree from the University of Oregon.

David Billstrom, 41, became a member of the Board of Directors in November 1999.  Mr. Billstrom is Managing Partner at FBR CoMotion Venture Capital, which he founded in January 2000.  From January to August 1999 he was Vice President of Content Services for Infoseek/Go Network, which is now owned by Disney.  In 1996, Mr. Billstrom co-founded Quando, Inc. and served as Chief Executive Officer, President and Chairman until the company was acquired by Infoseek in January 1999.  In 1993, Mr. Billstrom co-founded Media Mosaic, a CD-ROM publisher, which was restructured as Quando in January 1996.  Prior to 1993, Mr. Billstrom spent seven years at Intel Corporation as a sales/marketing executive. Mr. Billstrom is a member of the board of directors of ThinkShare Corporation, Selec+Metrics(nee MeasureCast, Inc.) and Vendaria, Inc..

General Merrill A. McPeak, 67, became a member of the Board of Directors in March 1996. He has been the President of McPeak and Associates, an international aerospace consulting firm, since January 1995.  General McPeak spent 37 years in the United States Air Force, and was Chief of Staff from October 1990 to October 1994, when he retired.  He also serves on the Board of Directors of Tektronix, Inc. and on the Board of Directors of ECC International Corp., where he serves as Chairman of the Board.  He holds a B.A. degree in economics from San Diego State University and an M.S. degree in international relations from George Washington University.

G. Gerald Pratt, 75, has been a director of the Company since its inception in 1990.  Since 1980, Mr. Pratt has been a private venture capitalist.  Mr. Pratt has been a trustee of the Meyer Memorial Trust, a charitable trust, since 1978.

Frederick M. Stevens, 66, became a member of the Board of Directors in December 1993.  From April 1988 until his retirement in January 1991, Mr. Stevens was Chairman of the Board and Chief Executive Officer of Fred Meyer, Inc.

Richard S. Sadowsky, 40, joined CenterSpan in May 2002 as Vice President of Advanced Technology and was promoted in February 2003 to Vice President of Engineering, New Technology and Chief Technology Officer. Prior to joining CenterSpan he was the Chief Technology Officer and Senior Vice President of Technology for RadioCentral from January 2000 to April 2002. From 1999 to January 2000, Mr. Sadowsky was Director of Engineering of OnRadio.  From 1992 to 1998, Mr. Sadowsky held various positions at Symantec Corporation — the last was Director of Emerging Technology and Software Architect of the Shared Technology Group at Symantec Corporation.

FAMILY RELATIONSHIPS

There are no family relationships between any director, executive officer or person nominated or chosen to be a director or executive officer of CenterSpan, and any other director, executive officer or person nominated or chosen to become a director or executive officer of CenterSpan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires any person who is a director or executive officer at any time during the fiscal year and any person who beneficially owns more than 10 percent of our common stock to report their initial ownership and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”).  Specific due dates for such reports have been established.  Persons subject to the Section 16(a) reporting requirements are required to furnish us copies of all Section 16(a) reports they file with the SEC. To our knowledge, based solely on a review of copies of such reports furnished to us and representations that no other reports are required, all Section 16(a) filing requirements applicable to such reporting persons were complied with during the year ended December 31, 2002, except as follows:

•                  Messrs. Mark Conan, Andrew Mallinger and Alfred Lee, each an executive officer, failed to timely file a report on Form 4, Statement of Changes in Beneficial Ownership of Securities;

•                  Mr. Hausmann, an executive officer and director failed to timely file a report on Form 4, Statement of Changes in Beneficial Ownership of Securities;

•                  General Merrill McPeak, Messrs. Gerald Pratt, David Billstrom and Frederick Stevens, each a director, each failed to timely file a report on Form 4, Statement of Changes in Beneficial Ownership of Securities.

All of the transactions not reported on a timely basis related to the grant of stock options.

Item 11.                   Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and the other executive officers as of December 31, 2002 who earned more than $100,000 during 2002 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation Awards
		Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options (#)	All Other Compen- sation(2)

Frank G. Hausmann	2002	$285,000	$—	$1,225	203,750	$5,000
Chairman, CEO,	2001	275,000	100,000	1,891	265,000	—
President and acting CFO	2000	230,000	115,000	1,869	85,000	—

Steven G. Frison(3)	2002	183,347	—	2,750	—	—
Former President and Chief	2001	250,000	75,000	2,438	260,000	—
Operating Officer	2000	186,667	100,000	2,350	345,000	—

Mark B. Conan(4)	2002	180,000	—	2,363	25,000	1,000
Former Vice President of	2001	175,000	15,000	2,297	80,000	—
Finance, Administration and CFO	2000	150,000	45,000	2,250	50,000	—

Alfred M. Lee(5)	2002	167,500	—	1,152	36,250	1,000
Former Vice President of	2001	72,234	20,000	581	145,000	—
Engineering	2000	—	—	—	—	—

Andrew F. Mallinger(6)	2002	160,000	—	2,400	38,750	—
Former Vice President of	2001	141,710	15,000	2,352	155,000	32,698
Marketing	2000	—	—	—	—	—

(1)               “Other Annual Compensation” represents company matching contributions under our 401(k) plan.

(2)               “All Other Compensation” represents moving allowances paid to Mr. Mallinger and the difference between Fair Market Value and purchase price of the Common Stock purchased by Messrs. Hausmann, Conan and Lee in a private placement on April 1, 2002.

(3)               Mr. Frison’s 2002 salary represents amounts earned from January 2002 until his resignation in November 2002.  Mr. Frison’s 2000 salary represents amounts earned since joining CenterSpan in February 2000 through December 2000.

(4)               Mr. Conan resigned as Vice President of Finance, Administration and CFO on December 31, 2002

(5)               Mr. Lee’s 2001 salary represents amounts earned since joining CenterSpan in July 2001 through December 2001.  Mr. Lee resigned in February 2003.

(6)               Mr. Malinger’s 2001 salary represents amounts earned since joining CenterSpan in January 2001 through December 2001.  Mr. Malinger resigned in February 2003.

Option Grants

The following table sets forth information with respect to grants of stock options to the Named Executive Officers during 2002.  No options were granted to Steven G. Frison in 2002.

Option Grants In Last Fiscal Year

							Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(6)
	Individual Grants
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh.)		Expiration Date

							5%	10%

Frank G. Hausmann, Jr.	35,000	(1)	2.6%	$5.15	(2)	2/6/2012	$113,358	$287,272
	168,750	(3)	12.5	1.99	(4)	11/12/2012	211,191	535,199

Mark B. Conan	25,000	(5)	1.9	2.25	(4)	12/10/2005	35,375	89,648

Alfred M. Lee	36,250	(3)	2.7	1.99	(4)	11/12/2012	45,367	114,969

Andrew F. Mallinger	38,750	(3)	2.9	1.99	(4)	11/12/2012	48,496	122,897

(1)               Options vest as to 25% of the total amount granted on the first anniversary of the grant date with an additional 1/48th of the total vesting each month thereafter.

(2)               Discount price of 20.5% from the closing price of our common stock as reported on The Nasdaq National Market on the grant date.

(3)               Options vest as to 33% of the total amount granted on the six month anniversary of the grant date with an additional 1/18th of the total vesting each month thereafter.

(4)               Based on the closing prices of our common stock as reported on The Nasdaq National Market on the respective grant dates.

(5)               Options vest as to 100% of the total amount granted as of February 15, 2003.

(6)               This column shows the hypothetical gains or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices.

Option Exercises and Holdings

The following table provides information concerning unexercised options held at December 31, 2002 by the Named Executive Officers.  There were no options exercised by the Named Executive Officers during 2002.

Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable			Value of Unexercised In-The-Money Options At FY-End ($)(1) Exercisable/ Unexercisable
Frank G. Hausmann	437,083	/	406,667	$—	/	$—
Steve G. Frison	285,833	/	—	—	/	—
Mark B. Conan	139,167	/	115,833	—	/	—
Alfred M. Lee	50,521	/	130,729	—	/	—
Andrew F. Mallinger	66,667	/	127,083	—	/	—

(1)               Calculated based on the difference between the market value of the underlying securities at December 31, 2002, $1.16 per share based on the closing price of our common stock reported on the Nasdaq National Market for the date, and the exercise price of the unexercised options.  The underlying options have not been, and may never be, exercised.  Actual gains, if any, on exercise will depend on the value of our common stock on the date of exercise.

COMPENSATION OF DIRECTORS

During 2002, each non-employee director received an annual fee of $5,000 and $1,000 for each Board and committee meeting attended (unless the committee meeting was held on the same day as a Board meeting), and $500 for each Board and committee meeting attended via telephone.  In 2002, each non-employee director who was a director as of August 2002 and November 2002 received options to purchase 10,000 and 20,000 shares of our common stock with respect to each of those dates (for options to purchase a total of 30,000 shares for a non-employee director who was a director as of both dates) at a price equal to the fair market value of our common stock on the date of grant. No employee director receives additional compensation for his or her service as a director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

We have entered into arrangements with our executive officers listed in the table above providing for a severance payment equal to six months base salary if they are terminated without cause. We have also entered into change-in-control agreements with our executive officers providing for a severance payment equal to 12 months base salary for Mr. Sadowsky and 18 months base salary for Mr. Hausmann in the event of termination as the result of a change-in-control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during 2002 were Messrs. Stevens and Billstrom and General McPeak, all of whom are independent, non-employee directors.  None of our executive officers serves as a director or member of the Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*

It is the duty of the Compensation Committee to evaluate the performance of management, review levels of compensation, and consider related matters.

CenterSpan’s compensation policy, which is endorsed by the Compensation Committee, is that a substantial portion of the annual cash compensation of executive officers should be contingent upon the performance of CenterSpan and the individual executive officer as well.  As a result, a substantial portion of an executive officer’s compensation is “at risk,” with annual bonus compensation constituting a significant portion of total compensation.

CenterSpan’s compensation programs are designed to align the executive officers’ compensation with the strategic goals and performance of CenterSpan and the underlying interests of our shareholders.  Accordingly, executive officers are generally granted options to purchase shares of our common stock under our stock option plans tied to their level of compensation and contribution.

The base compensation for Frank G. Hausmann, our Chairman and Chief Executive Officer, was determined by the Compensation Committee to be $285,000 for 2002 based upon evaluating the responsibilities of the position and the experience of the individual, by reference to the competitive marketplace for corporate executives and the individual job performance associated with the Company’s new technology.  Mr. Hausmann was also awarded options in 2002 exercisable for 203,750 shares of our common stock.

David Billstrom

Merrill A. McPeak

Frederick M. Stevens

COMPARISON OF TOTAL CUMULATIVE SHAREHOLDER RETURN

The following graph and table set forth our total cumulative shareholder return as compared to that of The Nasdaq Stock Market and of the S&P Computer Software and Services Index.  The total shareholder return assumes that $100 was invested at the beginning of the period in our common stock, The Nasdaq Stock Market Index and the S&P Computer Software and Services Index, with all cash dividends reinvested on the date paid.  Historical stock price performance is not necessarily indicative of future stock price performance.

Company/Index	Base Period 12/31/97	Indexed Returns Year Ended
		12/31/98	12/31/99	12/31/00	12/31/01	12/31/02
CenterSpan	$100.00	$126.10	$255.16	$88.18	$74.87	$9.14
Nasdaq U.S. Market	100.00	140.99	261.48	157.42	124.89	86.33
S&P-Software & Services	100.00	179.43	325.41	157.19	159.25	112.50

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

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

The following table summarizes information about CenterSpan’s common stock that may be issued upon exercise of outstanding equity awards made as of December 31, 2002 under and outside of CenterSpan’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders	3,038,870	(1)	$8.06	599,454	(3)

Equity compensation plans not approved by shareholders	973,515	(2)	10.93	700,613	(4)

Total	4,012,385		$8.76	1,300,067

(1)               Comprised of 32,960 shares issuable under our 1990 Plan, 20,600 shares issuable under our 1994 Directors’ Plan; and 2,985,310 shares issuable under our 1998 Plan.

(2)               Comprised of 586,015 shares issuable under our 2000 Plan and 387,500 share subject to options issued to employees outside any of our equity compensation plans.

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

BENEFICIAL OWNERSHIP TABLE

The following table sets forth certain information regarding beneficial ownership as of March 31, 2003 of our common stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.  Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

	Common Stock(2)
Shareholder(1)	Number of Shares(3)	Percent of Shares Outstanding
Peter R. Kellogg(4)	3,946,738	33.2%
Sawtooth Capital Management, L.P.(5)	1,079,972	9.8%
G. Gerald Pratt	523,764	4.8%
Frank G. Hausmann	565,903	4.9%
Mark B. Conan	181,444	1.6%
Frederick M. Stevens	94,291	*
David J. Billstrom	87,233	*
General Merrill A. McPeak	86,642	*
Andrew F. Mallinger	69,896	*
Alfred M. Lee	52,521	*
Richard S. Sadowsky	46,250	*
Steven G. Frison	—	*
All current executive officers and directors as a group (6 persons)	1,404,083	11.8%

*                      Less than 1%

(1)               Unless otherwise indicated, the address of each beneficial owner identified is CenterSpan Communications Corporation, 7175 NW Evergreen Parkway #400, Hillsboro, Oregon 97124.

(2)               Beneficial ownership is based on 10,926,915 shares outstanding as of March 31, 2003 and is determined in accordance with the rules of the SEC.  For purposes of this table, a person is deemed to be the beneficial owner of securities that (i) can be acquired by such person within 60 days upon the exercise of options or warrants and (ii) are held by such person’s spouse or other immediate family member sharing such person’s household. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants held by such person, but not those held by any other person, that are exercisable within 60 days after March 31, 2003, have been exercised.

(3)               Includes/excludes options and warrants currently exercisable or exercisable within 60 days/beyond 60 days after March 31, 2003 for shares of our common stock as follows:

Name	Includes Shares Subject to Options and/or Warrants Exercisable within 60 days	Excludes Shares Subject to Options and/or Warrants Not Exercisable within 60 days
Peter R. Kellogg	973,383	—
Sawtooth Capital Management, L.P.	109,207	—
G. Gerald Pratt	99,553	46,167
Frank G. Hausmann	555,903	297,847
Mark B. Conan	180,444	74,556
Frederick M. Stevens	89,553	46,167
David J. Billstrom	85,833	54,167
General Merrill A. McPeak	86,642	46,458
Andrew F. Mallinger	69,896	—
Alfred M. Lee	51,521	—
Richard S. Sadowsky	46,250	158,750
Steven G. Frison	—	—
All executive officers and directors as a group (6 persons)	963,734	649,556

(4)               Mr. Kellogg’s address is c/o Spear, Leeds & Kellogg, 120 Broadway, New York, NY 10271.

(5)               Sawtooth Capital Management, L.P. is a registered investment advisor.  Sawtooth Partners, L.P. owns 711,835 of such shares. Sawtooth Capital Management, L.P. is the sole general partner of Sawtooth Partners, L.P. Sawtooth Capital Management, Inc. is the sole general partner of Sawtooth Capital Management, L.P., and Bartley B. Blout is the controlling shareholder of Sawtooth Capital Management, Inc.  Sawtooth Capital Management, L.P. has shared voting and dispositive power with respect to all shares held.  The address for all of these persons is 360 East Avenue North, Suite 400, Ketchum, ID, 83340.

Item 13.                   Certain Relationships and Related Transactions

Peter Kellogg is an accredited investor who, as of February 21, 2003, beneficially owned 36.1% of CenterSpan’s outstanding shares of common stock.  On June 10, 2002, we entered into a stand-by investment agreement with Mr. Kellogg who unconditionally agreed to purchase up to 833,333 shares of our common stock at a price of $6.00 per share.  Under the terms of the agreement, upon execution of the agreement, we issued a three-year warrant to Mr. Kellogg to purchase 100,000 shares of our common stock at an exercise price of $10.67.  The purchase price of the common stock and the exercise price of the warrant were established based on the corresponding prices for the securities sold in CenterSpan’s private placements in February 2002 and April 2002.  The purchase price reflected a discount of approximately 25% from the February 2002 trailing 10-day volume weighted average price of CenterSpan’s common stock.  The exercise price of the warrant represented a premium of approximately 35% over the February 2002 trailing 10-day volume weighted average price of CenterSpan’s common stock.  We also agreed to issue an additional three-year warrant to purchase one share of our common stock at an exercise price of $10.67 for each share of common stock purchased by Mr. Kellogg in excess of 100,000 shares.  In conjunction with the stand-by investment agreement, Mr. Kellogg entered into a stand-still agreement, in which he agreed, among other things, to vote his shares for director nominees proposed by the Company’s Board of Directors and to refrain from taking certain actions with respect to shares of the Company’s common stock over which he has voting and dispositive power.  Pursuant to the terms of the stand-by investment agreement, on August 22, 2002, we sold 833,333 shares of our common stock to Mr. Kellogg for an aggregate purchase price of $5 million.  In connection with this purchase, we issued a three-year warrant to Mr. Kellogg to purchase 733,333 shares. Mr. Kellogg has had no material relationship with the Company, other than as a shareholder or as a holder of warrants to purchase shares of the Company’s common stock.

Sawtooth Capital Management L.P. is an investment advisor that as of March 25, 2003, beneficially owned 9.8% of CenterSpan’s outstanding shares of common stock on that date.  In March of 2002, we arranged a stand-by line of credit with Sawtooth in the amount of $1 million upon which we could draw between July 1, 2002 and December 31, 2002.  In exchange for this commitment, we issued a three-year warrant to Sawtooth to purchase 20,000 shares of our common stock at $7.20 per share, the market price of our common stock on the date the line of credit was arranged.  CenterSpan did not draw on this line of credit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: April 30, 2003	CENTERSPAN COMMUNICATIONS CORPORATION

	By	/s/ Frank G. Hausmann, Jr.
Frank G. Hausmann, Jr. President, Chief Executive Officer, Chairman of the Board and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2003:

Signature	Title

/s/ Frank G. Hausmann, Jr.	President, Chief Executive Officer (Principal Executive (Officer), acting Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board
Frank G. Hausmann, Jr.

/s/ David Billstrom*	Director
David Billstrom

/s/ Merrill A. McPeak*	Director
Merrill A. McPeak

/s/ G. Gerald Pratt*	Director
G. Gerald Pratt

/s/ Frederick M. Stevens*	Director
Frederick M. Stevens

*By:	/s/ Frank G. Hausmann, Jr.
Frank G. Hausmann, Jr., Attorney-in-Fact