Form 10-Q
period 2003-03-31
CENTERSPAN COMMUNICATIONS CORP
filed 2003-05-19
CIK 932290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	11,196,915
(Class)	(Outstanding at May 14, 2003)

CENTERSPAN COMMUNICATIONS CORPORATION

FORM 10-Q

CenterSpan Communications Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2003	December, 31 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$446	$2,424
Restricted cash	163	163
Income taxes receivable	—	164
Prepaid expenses and other	1,138	577
Total current assets	1,747	3,328

Plant and equipment, net	1,515	1,945
Other assets, net	2,947	3,454
Total assets	$6,208	$8,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital lease obligation	$24	$24
Accounts payable	1,899	1,642
Accrued liabilities	50	149
Total current liabilities	1,973	1,815

Long-term portion of capital lease	43	49

Total liabilities	2,016	1,864

Commitments & contingencies (See Note 6 & 8)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 10,926,915 and 8,786,925 shares issued and outstanding	61,897	61,897
Common stock warrants	12,121	12,121
Accumulated deficit	(69,826)	(67,155)
Total shareholders’ equity	4,192	6,863
Total liabilities and shareholders’ equity	$6,208	$8,727

The accompanying notes are an integral part of these consolidated financial statements.

CenterSpan Communications Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$7	$—

Operating expenses:
Operations and customer service	224	359
Research and engineering	504	1,141
Marketing and sales	307	908
General and administration	724	928
Depreciation and amortization	921	781
Total operating expenses	2,680	4,117

Loss from operations	(2,673)	(4,117)

Interest income	4	28
Interest expense	(2)	(7)
Net loss	$(2,671)	$(4,096)

Basic and diluted net loss per share	$(.24)	$(.44)

Shares used for per share calculations	10,927	9,275

The accompanying notes are an integral part of these consolidated financial statements.

CenterSpan Communications Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:

Net loss	$(2,671)	$(4,096)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	507	430
Depreciation	414	351
Net loss on retirement of assets	21	—
Changes in operating assets and liabilities:
Restricted cash	—	(3)
Income taxes receivable	164	—
Prepaid expenses and other assets	(561)	62
Accounts payable and accrued liabilities	159	283
Net cash used in operating activities	(1,967)	(2,973)

Cash flows from investing activities:
Payments for purchase of plant and equipment	(5)	(40)
Purchase of intangibles	—	(1,000)
Net cash used in investing activities	(5)	(1,040)

Cash flows from financing activities:
Payments on capital lease obligation	(6)	(157)
Proceeds from issuance of common stock and warrants	—	3,971
Net cash provided by financing activities	(6)	3,814

Decrease in cash and cash equivalents	(1,978)	(199)
Cash and cash equivalents:
Beginning of period	2,424	5,276
End of period	$446	$5,077

Cash paid during the period for:
Interest	$2	$7

Supplemental cash flow information:
Accrued purchase of intangibles	$—	$500
Warrants issued in connection with stand-by stock purchase agreement	—	447
Purchase of distribution rights with equity instruments	—	2,657
Receivable for common stock	—	2,000
Warrants issued for prepaid expense in connection with line of credit	—	86

The accompanying notes are an integral part of these consolidated financial statements.

CENTERSPAN COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Liquidity

CenterSpan Communications Corporation (“CenterSpan” or the “Company”) does not have adequate cash resources to continue operating beyond May 19, 2003.  CenterSpan has terminated nearly all of its employees and is liquidating its assets while it explores its strategic alternatives.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of CenterSpan have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results.  They do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The Company operates within a single segment and, therefore, no segment disclosures are included herein.  The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Note 3.  Capitalization of Software Costs

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

Note 4.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in December 2002, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2003	2002
Net loss, as reported	$(2,671)	$(4,096)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(758)	(1,135)
Net loss, pro forma	$(3,429)	$(5,231)
Basic and diluted net loss per share:
As reported	$(0.24)	$(0.44)
Pro forma	$(0.31)	$(0.56)

Note 5.  Earnings Per Share

Basic earnings per share (“EPS”) and diluted EPS are the same for all periods presented as the Company was in a loss position in all periods.

Potentially dilutive securities that were not included in the diluted loss per share calculations because they would be antidilutive were as follows:

	Three Months Ended March 31,
	2003	2002
Stock options	2,586,095	3,818,041
Stock warrants	3,337,671	2,490,976
Total	5,923,766	6,309,017

Note 6.  Legal Proceedings

In August 2002, the Company, its Chief Executive Officer and its former President and Chief Operating Officer were named as defendants in a lawsuit filed by two former, non-executive officer employees.  The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and are seeking damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation.  The Company has vigorously defended this lawsuit, but, because of a lack of resources, may not be able to continue to defend it.  The Company cannot predict the outcome of this suit.  The Company has not accrued for any potential liability related to this lawsuit.  However, a negative outcome would have a material adverse effect on the Company’s financial condition.

Note 7.  New Accounting Pronouncements

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation asumed under the guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial statements and results of operations.

In December 2002, the FASB issued SFAB No. 148, accounting for Stock-Based Compensation — Transition and Disclosure, and amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Note 8   Sony Agreement

In February 2002, CenterSpan entered into an agreement with Sony Music, a group of Sony Music Entertainment, Inc., wherein Sony provides CenterSpan with certain musical content for it to distribute digitally via its C-StarOne™ content delivery network to various C-StarOne™ service provider customers and their subscribers in the U.S. and Canada.  In exchange, CenterSpan issued to Sony 283,556 shares of its common stock valued at $1.7 million and a warrant to purchase 189,037 shares of its common stock at an exercise price of $8.11 per share.  In addition, CenterSpan paid an initial content fee of $500,000 in connection with the execution of the agreement.  Additionally a content fee payment of $500,000 on September 1, 2002, and advance royalty payments of $250,000 were due on each of September 1, 2002, December 1, 2002 and March 1, 2003.  These payments, totaling $1.25 million, have not been made.  The final advance royalty payment of $250,000 is due June 1, 2003 under the existing terms of the agreement.  CenterSpan is in discussions with Sony seeking to restructure or modify this agreement. Depending on the outcome of the renegotiations with Sony, the remaining value of the related intangible asset may be impaired.  The amount of the impairment is not known at this time, but it could have a material adverse affect on our financial condition and business.

Note 9.  No Accounting Review of Financial Statements by Independent Accountants

The Company’s independent accountants, KPMG, LLC, have not reviewed the accompanying unaudited consolidated financial statements as of March 31, 2003 for the three-month period then ended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

We continued to experience significant operating losses during the quarter ended March 31, 2003.  We have generated minimal revenues from our software-based content delivery operations.  We have reassessed the current content delivery network services market and concluded that, while we believe that our C-StarOne™ is a viable technology with a promising future, currently there is not adequate demand to support our operations.  Thus, we are suspending virtually all operations and significantly reducing our operating expenses while we evaluate our strategic options.  Options for the Company include a strategic alliance coupled with an investment by a large potential customer; a sale or merger of the Company; a sale of all or a portion of the Company’s assets; or continuing the suspension of operations until we can secure sufficient equity financing or until there is demand for our technology.  Any financing could involve issuance of equity below current market prices and could result in significant dilution to existing shareholders.  Even if we are able to execute on one of these strategies, we may not be able to produce any value for existing shareholders.

We no longer provide service to any customer.  We will abandon our office lease effective May 31, 2003.  Any equipment we are unable to sell will be thrown away or placed in storage.  We cannot predict what action landlords and other creditors may take.  If they proceed against the Company, we may be forced into bankruptcy.  It is not possible to predict what, if any, value might be available to shareholders in any bankruptcy proceeding.  It is uncertain whether we will be able to again operate as a going concern.

Effective May 19, 2003, we have only three employees, and only on a part time basis.  Two are being compensated at $6.90 per hour, Oregon’s minimum wage.  Frank G. Hausmann, Jr., our President, Chief Executive Officer, Chairman of the Board and acting Chief Financial Officer, will continue as an employee.  We will also issue stock options to these employees. The core engineering and operations team, consisting of three engineers and one operations person, have agreed to consult with the Company from time to time as needed in exchange for stock options.  They will not receive cash compensation.  Our lack of an effective team of employees may make it more difficult to execute any of our options.

Results of Operations

Revenue

We recognized revenue of approximately $7,000 in the first quarter of 2003.  We did not recognize any revenue in the first quarter of 2002.

Operations and Customer Service

Operations and customer service expenses consist of salaries and related expenses for providing customer service and support and for maintaining and running our data center, which houses our servers and networking capabilities.  Operations and customer service expenses in the first quarter of 2003 were $224,000 compared to $359,000 in the first quarter of 2002.  The decrease is the result of a $79,000 decrease in maintenance and network expenses to run our data center and a $54,000 decrease in salaries and related expenses due to an decrease in headcount from seven people in the first quarter of 2002 to four people in the first quarter of 2003.

Research and Engineering

Research and engineering expenses consist of salaries and related expenses, consultant fees and the cost of software used in product development.  Research and engineering expenses were $504,000 in the first quarter of 2003 compared to $1.1 million in the first quarter of 2002.  Amounts incurred for research and engineering in the first quarter of 2003 primarily related to costs for quality testing of our C-StarOne™ digital distribution solution and delivery platform.  The decrease in the first quarter of 2003 compared to the same quarter of 2002 is primarily due to a decrease in contract labor, repairs, maintenance and parts of $89,000 and a $520,000 decrease in salaries and related expenses due to a decrease in headcount from 35 people in the first quarter of 2002 to seven people in the first quarter of 2003.

Marketing and Sales

Marketing and sales expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, consultant fees and promotional materials.  Marketing and sales expenses decreased to $307,000 in the first quarter of 2003 compared to $908,000 in the first quarter of 2002, primarily as a result of a $162,000 decrease in promotional costs and a decrease of $433,000 in costs related to decreasing our marketing and sales force to promote and sell our C-StarOne™ solution from 18 people in the first quarter of 2002 to two people in the first quarter of 2003.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, accounting and administrative personnel, professional services and general corporate expenses.  General and administrative expenses decreased to $724,000 in the first quarter of 2003 from $928,000 in the first quarter of 2002.  The decrease resulted from a $71,000 decrease in legal and professional services and a $161,000 decrease in salaries and related expenses due to a decrease in headcount from 10 people in the first quarter of 2002 to four people in the first quarter of 2003, offset in part by a $22,000 increase in director and officer insurance premiums.

Depreciation and Amortization

Depreciation and amortization includes the depreciation on our fixed assets and amortization of our identifiable intangible assets.  Depreciation and amortization increased to $921,000 in the first quarter of 2003 compared to $781,000 in the first quarter of 2003.

The increase resulted primarily from the addition of $3.7 million of intangibles in the first three quarters of 2002 related to our Sony agreement and capitalized software development costs in the third quarter of 2002 of $402,000.  Capitalized software development costs are included in property, plant and equipment and are offset by the write-off of $493,000 in 2002 of intangible assets related to the customer list we acquired from Scour in December 2002.

Interest Income

Interest income decreased to $4,000 in the first quarter of 2003 from $28,000 in the first quarter of 2002 as a result of higher cash balances in the first quarter of 2002 compared to the first quarter of 2003.

Provision for Income Taxes

Due to the uncertainty regarding the utilization of our net operating loss carryforwards, a valuation allowance has been recorded for the full amount of deferred tax assets.  As the result of the Job Creation and Worker Assistance Act of 2002, we recorded a tax refund of $164,000 in 2002 from a tax credit carryback to 1996 and 1997, which was received in February 2003.

Liquidity and Capital Resources

Given our cash, cash equivalents and cash anticipated to be generated from operations, we do not have sufficient cash to fund continuing operations beyond May 19, 2003.  We must obtain substantial additional financing to restart our operations.  We may not be able to obtain such financing, nor can we predict the terms upon which such financing will be available.  Any financing could involve issuance of equity below current market prices and could result in significant dilution to existing shareholders.

Effective May 19, 2003, we have only three employees, and only on a part time basis.  Two are being compensated at $6.90 per hour, Oregon’s minimum wage.

At March 31, 2003, we had a negative $200,000 of working capital and a current ratio of .9 to 1.0.  Included in working capital is $163,000 of restricted cash to cover a stand-by letter of credit for $129,000 related to a deposits for our office in California.  The letter of credit was drawn down in April 2003 and the remaining $34,000 became unrestricted cash.

Cash decreased $2.0 million in the first quarter of 2003 as a result of $2.0 million used in operations.

Accounts payable increased $257,000 to $1.9 million at March 31, 2003 from $1.6 million at December 31, 2002, primarily as a result of the accrual of $250,000 due to Sony in March 2003 in connection with our content distribution agreement.  Additionally, a content fee payment of $500,000 was due September 1, 2002 and advance royalty payments of $250,000 were due on each of September 1, 2002, December 1, 2002 and March 1, 2003.  These payments, totaling $1.25 million, have not been made.  The final advance royalty payment of $250,000 is due June 1, 2003 under the existing terms of the agreement.  We are in discussions with Sony seeking to restructure or modify the agreement.  If we are unable to successfully renegotiate the agreement, Sony could terminate the agreement, accelerate the due date for remaining payments under the agreement and revoke our right under the agreement to integrate Sony’s content into our services.

Other assets decreased $507,000 to $2.9 million at March 31, 2003 from $3.5 million at December 31, 2002, as a result of amortization on intangible assets.

New Accounting Pronouncements

See Note 7. to the financial statements, New Accounting Pronouncements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  We cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict.  Actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including some of those set forth in our Annual Report on Form 10-K, for the year ended December 31, 2002.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

All statements other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements regarding: our strategic options and future financings; the consequences of suspending our operations, abandoning our office lease and liquidating of our assets; our ability to restart our operations; the adequacy of funds to meet our current or future cash needs; the outcome of the renegotiation of the Sony content distribution agreement; and the outcome of litigation involving the Company are forward-looking statements.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:  greater or less than expected cash expenditures; our ability to successfully renegotiate the Sony content distribution agreement; our ability to obtain needed additional financing on satisfactory terms.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, the Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, its Chief Executive Officer and its former President and Chief Operating Officer were named as defendants in a lawsuit filed on August 22, 2002 in the Circuit Court of Oregon for Multnomah County, Case No. 0208-08460 by two former, non-executive officer employees.  The former employees allege intentional and reckless misrepresentation with respect to their offers of employment and subsequent terminations and seek damages of $1.0 million each for economic loss and $2.0 million each for emotional distress and injury to reputation.  The Company has vigorously defended this lawsuit, but, because of a lack of resources, may not be able to continue to defend it.  The Company cannot predict the outcome of this suit.  However, a negative outcome would have a material adverse effect on its financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
3.1(1)	Articles of Incorporation, as amended
3.2(2)	Amended and Restated Bylaws
99.1	Certification of Frank G. Hausmann pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(b) Reports on Form 8-K

We filed a report on Form 8-K on April 4, 2003 pursuant to Item 5. Other Events, regarding a decrease in our stock price below the Nasdaq minimum required threshold of $1.00 for 30 consecutive days, a drop in our shareholders’ equity below the minimum required threshold of $10 million and potential delisting from the Nasdaq National Market.

We filed a second report on Form 8-K on May 14, 2003 pursuant to Item 5. Other Events, regarding Nasdaq’s denial of our request for continued listing on the Nasdaq National Market and our appeal of that decision.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 19, 2003	CENTERSPAN COMMUNICATIONS CORPORATION

		By	/s/ Frank G. Hausmann, Jr.
Frank G. Hausmann, Jr., President, Chief Executive Officer, Chairman of the Board and acting Chief Financial Officer

S-1

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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Frank G. Hausmann, Jr.
Chief Executive Officer and acting Chief Financial Officer